Form 10-Q
period 1996-01-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 1996-06-05
CIK 915775

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 30, 1996

               Commission file number 1-12854

                McWhorter Technologies, Inc.
   (Exact name of registrant as specified in its charter)




Delaware                                36-3919940
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)         Identification No.)


                  400 East Cottage Place
             Carpentersville, Illinois 60110
(Address of principal executive offices, including zip code)


                       847-428-2657
   (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,480,240 shares as of May 31, 1996.

PART  I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The accompanying interim financial statements of McWhorter Technologies, Inc. (the "Company" or "McWhorter") do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in McWhorter's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, are unaudited but include all adjustments that McWhorter's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results for the year. All references to years are to fiscal years ended October 31 unless otherwise stated.

STATEMENTS OF INCOME
Dollars in thousands, except per share amounts

                             Quarter Ended           Six Months Ended
                               April 30,                 April 30,

                             1996     1995            1996      1995

Net sales                   $76,917   $79,120         $142,157  $146,429
Costs and expenses:
   Cost of sales             65,285    68,096          120,770   126,389
   Research                   1,878     1,821            3,672     3,524
   Selling, general and
      administrative          3,954     3,906            7,922     7,633
   Other expense, net            14        83               20        90
Income from operations        5,786     5,214            9,773     8,793
Interest expense, net           433       596              844     1,168
Income before income taxes    5,353     4,618            8,929     7,625
Income tax expense            2,166     1,824            3,614     3,012
Net income                  $ 3,187   $ 2,794         $  5,315  $  4,613
Net income per share
  (Note 1)                  $   .31   $   .26         $    .51  $    .42

                   See Notes to Financial Statements

BALANCE SHEETS
Dollars in thousands, except per share amounts
                                   April 30,              October 31,
                                      1996                   1995
Assets
Current assets:
  Cash                              $  2,659               $  1,904
  Accounts and notes receivable       41,897                 41,223
  Inventories  (Note 2)               20,651                 12,020
  Other current assets                 6,060                  5,237
                                      71,267                 60,384
Property, plant and equipment        103,854                100,751
Less accumulated depreciation         28,971                 24,653
Net property, plant and equipment     74,883                 76,098
Other assets                           1,829                  1,645
                                    $147,979               $138,127

Liabilities & Shareholders' Equity
Current liabilities:
  Short-term debt                   $ 13,262               $ 12,582
  Trade accounts payable              22,452                 16,066
  Accrued liabilities                 10,016                  9,808
                                      45,730                 38,456
Long-term debt, less current portion  19,164                 19,182
Deferred income taxes                  9,390                  6,670
Accrued environmental liabilities      2,179                  2,295
Shareholders' equity:
  Common stock (par value $.01 per
    share; authorized 30,000,000
    shares; issued and outstanding
    1,480,240 shares at April 30,
    1996 and 10,847,064 at
    October 31, 1995)                    110                    110
  Additional paid-in capital          10,803                 10,895
  Retained earnings                   69,044                 63,729
  Restricted stock awards             (1,463)                (1,463)
  Treasury stock, at cost
    (485,307 shares at April 30,
     1996 and 117,000 shares at
     October 31, 1995)                (6,978)                (1,747)
                                      71,516                 71,524
                                    $147,979               $138,127

                      See Notes to Financial Statements

STATEMENTS OF CASH FLOWS
Dollars in thousands
                                       Six Months Ended
                                           April 30,
                                    1996              1995
Operating Activities
Net income                          $ 5,315           $ 4,613
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Depreciation and amortization       4,388             3,828
  Deferred income taxes               2,720             1,793
  Other, net                           (230)              184
  Changes in working capital:
    Accounts and notes receivable      (674)           (4,558)
    Inventories                      (8,631)           (4,285)
    Trade accounts payable &
      accrued liabilities             6,616             2,535
    Other current assets               (823)             (426)
Net cash provided by operating
  activities                          8,681             3,684

Investing Activities
Capital expenditures                 (3,263)           (2,481)
Other, net                               20
Net cash used by investing
  activities                         (3,243)           (2,481)

Financing Activities
Increase (decrease) in debt, net        662              (418)
Purchase of treasury stock           (5,447)
Proceeds from exercise of stock
  options                               102
Net cash used by financing
  activities                         (4,683)             (418)
Increase in cash                        755               785
Cash at beginning of period           1,904             1,376
Cash at end of period               $ 2,659           $ 2,161

                  See Notes to Financial Statements


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Dollars in thousands, except share amounts

                                      Additional            Restricted
                      Common Stock    Paid-in    Retained   Stock     Treasury
                     Shares     Amt   Capital    Earnings   Awards    Stock
Balance October 31,
  1995              10,847,064  $110  $10,895    $63,729   $(1,463)   $(1,747)
  Net income                                       5,315
  Issuance of
    common stock for
    restricted stock
    awards               1,483             22
  Exercise of stock
    options             14,693           (114)                            216
  Purchase of treasury
    stock             (383,000)                                        (5,447)

Balance April 30, 1996
                    10,480,240  $110  $10,803   $69,044   $(1,463)    $(6,978)


                    See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

1. Net income per share amounts were computed on the basis of the weighted average number of common and common equivalent shares outstanding. Such weighted average shares used in the computations were 10,411,226 and 10,878,079 for the quarters ended April 30, 1996 and 1995, respectively, and 10,514,221 and 10,877,372 for the six months ended April 30, 1996 and 1995, respectively.

2. The major classes of inventories consist of the following:

Dollars in thousands
                                     April 30,       October 31,
                                       1996             1995
Manufactured products                $13,003          $ 6,565
Raw materials, supplies and
  work-in-process                      7,648            5,455
                                     $20,651          $12,020


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

The following discussion of the results of operations and financial
condition of McWhorter   should be read in conjunction with the financial
statements included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

Results of Operations

Net sales decreased 2.8 percent and 2.9 percent, respectively, in the second quarter and first six months of 1996 to $76,917,000 and $142,157,000, respectively, compared to the same periods of 1995. Net sales in both comparisons were negatively impacted by continued soft market conditions. The decrease in net sales in the second quarter was primarily from volume decreases across businesses. For the six months, the decrease in net sales was due to a 5 percent volume decrease, offset partially by a 2 percent price increase. The impact of product mix charges for the quarter and six months was negligible.

The Company's gross profit margin for the second quarter of 1996 was
15.1 percent compared to 13.9 percent in last year's second quarter. For the six months, the gross profit margin was 15.0 percent versus 13.7 percent for the comparable period a year ago. The higher margins in the second quarter and for the six months were primarily the result of lower raw material costs and cost reductions achieved through a number of internal process improvements implemented throughout 1995, partially offset by the unfavorable impact of lower volume.

Operating expenses (research, selling, general and administrative) for the second quarter were 7.6 percent of sales compared to 7.2 percent in the prior year second quarter. For the six months, operating expenses were 8.2 percent of sales compared to 7.6 percent for the same period a year ago. Higher expenses versus last year were primarily the result of additional headcount, and the timing of various selling, general and administrative costs.

Net interest expense decreased $163,000, or 27 percent, and $324,000, or 28 percent, for the second quarter and first six months of 1996, respectively, compared to the same periods in 1995. These comparisons reflect a reduction in total debt of $6 million from April 30, 1995, and lower interest rates.

The effective tax rate for the second quarter and first six months of 1996 was 40.5 percent versus 39.5 percent in the comparable periods a year ago.

Net income for the second quarter was $3,187,000, or $.31 per share, a per-share increase of 19 percent over last year's second quarter net income of $2,794,000, or $.26 per share. For the six months, net income was $5,315,000, or $.51 per share, a per-share increase of 21 percent over last year's six month net income of $4,613,000, or $.42 per share.

Financial Condition

In the first six months of 1996 cash generated by operations was $8,681,000. The Company's current ratio was 1.6 at April 30, 1996.

Investing activities used cash of $3,243,000 in the first six months of 1996. Capital expenditures of $3,263,000 were primarily for productivity improvements. Capital spending for fiscal year 1996 is currently anticipated to be approximately $7,000,000.

Financing activities used cash of $4,683,000 in the first six months of 1996. Debt as a percentage of invested capital was 31.2 percent at April 30, 1996, slightly higher than the 30.8 percent at October 31, 1995. Total debt increased $662,000 to $32,426,000 at April 30, 1996 from $31,764,000 at October 31, 1995 primarily from stock repurchases.

In the first six months of 1996 the Company repurchased 383,000 shares at a total cost of $5,447,000. This completed the Company's repurchase of 500,000 shares under its current authorization. The total cost of the shares repurchased was $7,194,750 at an average cost per share including commission of $14.39. In February 1996, the Company announced that its Board of Directors passed a resolution authorizing the repurchase by the Company of up to an aggregate of 500,000 additional shares of its common stock over a twelve-month period.

The Company has a $60,000,000 unsecured revolving credit facility that terminates on February 10, 1999, unless otherwise extended. At April 30, 1996 $45,000,000 was available under this facility. The credit facility and internally generated funds are expected to be adequate to finance
McWhorter's capital expenditures and other operating requirements.

With respect to environmental liabilities, management reviews each individual site, taking into consideration the numerous factors that influence the costs that will likely be incurred. Reserves are adjusted as additional information becomes available to better estimate the total remediation costs at individual sites. While uncertainties exist with respect to the amounts and timing of McWhorter's ultimate environmental liabilities, management believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On February 21, 1996, the annual meeting of stockholders of the Company was held. The following individuals were elected directors at the meeting and the voting results were as follows:


     Directors                     Votes For       Votes Withheld
D. George Harris                   7,981,467          117,289
Michelle L. Collins                8,004,806           93,950
Edward M. Giles                    8,008,415           90,341
John G. Johnson, Jr.               8,005,343           93,413
Jeffrey M. Nodland                 7,998,234          100,522
John R. Stevenson                  7,999,768           98,988
Heinn F. Tomfohrde, III            8,005,667           93,089


In addition, the following three proposals were submitted to stockholders as described in the Company's Proxy Statement dated January 10, 1996 and were voted upon and approved by the stockholders at the meeting, with the voting results as follows:


                              Votes       Votes                    Broker
       Proposal                For       Against    Abstentions   Non-Votes
Ratification of Ernst & Young
LLP as auditors               8,055,471   33,157      10,128         --

Approval of the 1996 Stock
Incentive Plan                6,757,556  720,181      20,709       610,310

Approval of the 1996 Non-
Employee Director Stock
Option and Award Plan         7,030,968  429,562      27,916       610,310


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:

               11.1  Statement regarding computation of net income per share
               27    Financial Data Schedules

          (b) No reports on Form 8-K were filed during the second quarter of 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  McWhorter Technologies, Inc.

                                  /s/ Louise M. Tonozzi-Frederick
                                  Louise M. Tonozzi-Frederick
                                  Controller and Treasurer

Date:  June 5, 1996


EXHIBIT 11.1 - Statement regarding computation of net income per share
                             Quarter Ended           Six Months Ended
                               April 30,                 April 30,
                           1996         1995        1996           1995
Primary
Average common shares
  outstanding          10,482,335    10,868,106   10,598,502    10,866,503
Less:  Shares of
  restricted stock
  awards issued, not
  yet vested              (94,354)                   (94,354)
Net effect of dilutive
  stock options--based
  on the treasury stock
  method using average
  market price             23,245         9,973       10,073        10,869
Total                  10,411,226    10,878,079   10,514,221    10,877,372
Net income            $ 3,187,000   $ 2,794,000  $ 5,315,000   $ 4,613,000
Net income per share  $       .31   $       .26  $       .51   $       .42

Fully Diluted
Average common shares
  outstanding          10,482,335    10,868,106   10,598,502    10,866,503
Net effect of dilutive
  stock options--based
  on the treasury stock
  method using ending
  market price, if
  higher than average
  market price             48,590        10,001       49,965        10,869
Total                  10,530,925    10,878,107   10,648,467    10,877,372
Net income            $ 3,187,000   $ 2,794,000  $ 5,315,000   $ 4,613,000
Net income per share  $       .30   $       .26  $       .50   $       .42
