Form 10-Q
period 1996-07-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 1996-09-06
CIK 915775

SECURITIES AND EXCHANGE COMMISSION
          	Washington, D.C.  20549

                  	FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        	THE SECURITIES EXCHANGE ACT OF 1934

  	For the quarterly period ended July 31, 1996

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


Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,466,940 shares as of July 31, 1996.

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

STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
                                  Quarter Ended         Nine Months Ended
                                     July 31,                July 31,
                                 1996      1995         1996        1995
Net sales                      $87,144   $82,974      $229,301    $229,403
Costs and expenses:
   Cost of sales                73,148    71,705       193,918     198,094
   Research                      2,078     1,667         5,750       5,191
  	Selling, general and
     administrative              4,150     3,346        12,072      10,979
  	Other expense (income), net      19        (6)           39          84
Income from operations           7,749     6,262        17,522      15,055
Interest expense, net              418       597         1,262       1,765
Income before income taxes       7,331     5,665        16,260      13,290
Income tax expense               2,971     2,371         6,585       5,383
Net income                     $ 4,360   $ 3,294       $ 9,675     $ 7,907
Net income per share (Note  1) $   .42   $   .30       $   .92     $   .73

                   See Notes to Financial Statements

BALANCE SHEETS
(Dollars in thousands, except per share amounts)
                                              July 31,        October 31,
                                                1996             1995
Assets
Current assets:
  Cash                                        $    473         $  1,904
  Accounts and notes receivable                 46,884           41,223
  Inventories  (Note 2)                         22,020           12,020
  Other current assets                           4,260            5,237
                                                73,637           60,384
Property, plant and equipment                  105,321          100,751
Less accumulated depreciation                   31,233           24,653
  Net property, plant and equipment             74,088           76,098
Other assets                                     1,680            1,645
                                              $149,405         $138,127
Liabilities & Shareholders' Equity
Current liabilities:
  Short-term debt                             $  6,351         $ 12,582
  Trade accounts payable                        25,357           16,066
  Accrued liabilities                           12,156            9,808
                                                43,864           38,456
Long-term debt, less current portion            17,155           19,182
Deferred income taxes                           10,750            6,670
Accrued environmental liabilities                1,980            2,295
Shareholders' equity:
  Common stock (par value $.01 per share;
    authorized 30,000,000 	shares; issued and
    outstanding 10,466,940 shares at July 31,
    1996 and 10,847,064 at October 31, 1995)       110              110
  Additional paid-in capital                    10,803           10,895
  Retained earnings                             73,404           63,729
 	Restricted stock awards	                      (1,463)          (1,463)
 	Treasury stock, at cost (498,607 shares
    at July 31, 1996 and 	117,000 shares
    at October 31, 1995)                        (7,198)          (1,747)
                                                75,656           71,524
                                              $149,405         $138,127

                     See Notes to Financial Statements

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                              Nine Months Ended
                                                   July 31,
                                              1996         1995
Operating Activities
Net income                                  $ 9,675      $ 7,907
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  		Depreciation and amortization	            6,692        5,780
  		Deferred income taxes                     4,080        3,057
  		Other, net                                 (277)          19
  		Changes in working capital:
   			Accounts and notes receivable          (5,661)      (3,380)
   			Inventories                           (10,000)      (2,135)
   			Trade accounts payable & accrued
         liabilities                         11,661         (504)
   			Other current assets                      977       (1,002)
Net cash provided by operating
  activities                                 17,147        9,742

Investing Activities
Capital expenditures                         (4,779)      (4,257)
Other, net                                       24
Net cash used by investing activities        (4,755)      (4,257)

Financing Activities
Decrease in debt, net                        (8,258)      (4,727)
Purchase of treasury stock                   (5,667)
Proceeds from exercise of stock options         102
Net cash used by financing activities       (13,823)      (4,727)
(Decrease) increase in cash                  (1,431)         758
Cash at beginning of period                   1,904        1,376
Cash at end of period                      $    473      $ 2,134

                See Notes to Financial Statements

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Dollars in thousands, except share amounts
                                    Additional           Restricted
                       Common Stock   Paid-In   Retained   Stock    Treasury
                      Shares     Amt  Capital   Earnings   Awards     Stock

Balance 10/31/95    10,847,064  $110  $10,895   $63,729   $(1,463)   $(1,747)
	Net income                                       9,675
	Issuance of common
   stock	for restricted
   stock awards          1,483             22
	Exercise of stock
   options              14,693           (114)                           216
	Purchase of treasury
   stock              (396,300)                                       (5,667)

Balance 07/31/96    10,466,940  $110  $10,803   $73,404   $(1,463)   $(7,198)

                      See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

1.		Net income per share amounts were computed on the basis of the weighted average number of common and common equivalent shares outstanding.  Such weighted average shares used in the computations were 10,430,434 and
10,879,988 for the quarters ended July 31, 1996 and 1995, respectively, and
10,486,971 and 10,878,296 for the nine months ended July 31, 1996 and 1995, respectively.

2.	The major classes of inventories consist of the following:

Dollars in thousands
                                         July 31,          October 31,
                                           1996                1995
Manufactured products                    $13,908             $ 6,565
Raw materials, supplies and
  work-in-process                          8,112               5,455
                                         $22,020             $12,020


ITEM 2.		MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION

General

The following discussion of the results of operations and financial condition of McWhorter should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

Results of Operations

Net sales increased 5 percent in the third quarter to $87,144,000 compared to $82,974,000 in the same period of 1995. For the nine months, net sales were $229,301,000 versus $229,403,000 for the comparable period a year ago. The increase in net sales in the third quarter was primarily due to an 11 percent volume increase, which included volume increases across businesses. These increases were partially offset by a 5 percent price decrease from the third quarter of 1995 when prices were higher due to higher raw material costs. Industrial and architectural market conditions both improved over the prior year third quarter. Net sales for the nine months were virtually equal with levels for the same period a year ago. A slight volume increase was offset by a slight price decrease for the comparable nine month periods.

The Company's gross profit margin for the third quarter of 1996 was
16.1 percent compared to 13.6 percent in last year's third quarter. For the nine months, the gross profit margin was 15.4 percent versus 13.6 percent for the comparable period a year ago. The higher margins in the third quarter and for the nine months were primarily the result of lower raw material costs and cost reductions achieved through a number of internal process improvements implemented throughout 1995.

Operating expenses (research, selling, general and administrative) for the third quarter were 7.1 percent of sales compared to 6.0 percent in the prior year third quarter. For the nine months, operating expenses were 7.8 percent of sales compared to 7.0 percent for the same period a year ago. Higher expenses versus last year were primarily the result of additional headcount in the current year and the impact of expenses associated with incentive plans tied to the Company's performance. Operating expenses as a percent of sales were comparable with the prior year, excluding the impact of expenses associated with incentive plans.

Net interest expense decreased $179,000, or 30 percent, and $503,000, or 28 percent, for the third quarter and first nine months of 1996, respectively, compared to the same periods in 1995. These comparisons reflect a reduction in total debt of approximately $10 million from July 31, 1995, and lower interest rates.

The effective tax rate for the first nine months of 1996 and 1995 was
40.5 percent.

Net income for the third quarter was $4,360,000, or $.42 per share, a per-share increase of 40 percent over last year's third quarter net income of $3,294,000, or $.30 per share. For the nine months, net income was $9,675,000, or $.92 per share, a per-share increase of 26 percent over last year's nine months net income of $7,907,000, or $.73 per share. The Company's share repurchase program had a favorable impact of 2 cents per share in the third quarter and 3 cents per share for the nine months of 1996.

Financial Condition

In the first nine months of 1996 cash generated by operations was $17,147,000. The Company's current ratio was 1.7 at July 31, 1996.

Investing activities used cash of $4,755,000 in the first nine months of 1996. Capital expenditures of $4,779,000 were primarily for producitivity improve-ments. Capital spending for fiscal year 1996 is currently anticipated to be approximately $7,000,000.

Financing activities used cash of $13,823,000 in the first nine months of 1996. Debt as a percentage of invested capital was 23.7 percent at July 31, 1996, significantly lower than the 30.8 percent at October 31, 1995. Total debt decreased $8,258,000 to $23,506,000 at July 31, 1996 from $31,764,000 at October 31, 1995.

In the first nine months of 1996 the Company repurchased 396,300 shares at a total cost of $5,667,000. This included the completion of the Company's repurchase of 500,000 shares under its previous authorization. The total cost of the 500,000 shares repurchased was $7,194,750 at an average cost per share including commissions of $14.39. In February 1996, the Company announced that its Board of Directors passed a resolution authorizing the repurchase by the Company of up to an aggregate of 500,000 additional shares of its common stock over a twelve-month period, of which 13,300 shares have been repurchased to date.

The Company has a $60,000,000 unsecured revolving credit facility that terminates on February 10, 1999, unless otherwise extended. At July 31, 1996, $47,000,000 was available under this facility. The credit facility and internally generated funds are expected to be adequate to finance McWhorter's capital expenditures and other operating requirements.

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

PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
       	 	(a)  Exhibits:
			            10.16.1	 Amendment to Indemnification Agreement dated May 17,
                        1995 between McWhorter Technologies, Inc. and
                        John R. Stevenson

            			10.17.1	 Amendment to Indemnification Agreement dated May 17,
                        1995 between McWhorter Technologies, Inc. and
                        Jeffrey M. Nodland

            			10.18.1	 Amendment to Indemnification Agreement dated May 17,
                        1995 between McWhorter Technologies, Inc. and
                        Michelle L. Collins

            			10.19.1	 Amendment to Indemnification Agreement dated May 17,
                        1995 between McWhorter Technologies, Inc. and
                        Edward M. Giles

             		10.20.1	 Amendment to Indemnification Agreement dated May 17,
                        1995 between McWhorter Technologies, Inc. and
                        D. George Harris

            			10.21.1	 Amendment to Indemnification Agreement dated May 17,
                        1995 between McWhorter Technologies, Inc. and
                        Heinn F. Tomfohrde III

            			10.23.1	 Amendment to Indemnification Agreement dated
                        December 13, 1995 between McWhorter Technologies,Inc.
                        and John G. Johnson, Jr.

            			11.1	    Statement regarding computation of net income per
                        share

	            		27	      Financial Data Schedules

          (b) No reports on Form 8-K were filed during the third quarter of 1996.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               	McWhorter Technologies, Inc.



                           	   /s/ Louise M. Tonozzi-Frederick
                              	Louise M. Tonozzi- Frederick
                              	Vice President & Chief Financial Officer

Date: September 6, 1996

EXHIBIT 10.16.1 - AMENDMENT TO INDEMNIFICATION AGREEMENT

     This amendment agreement is made as of this 21st day of August 1996 between McWhorter Technologies, Inc., a Delaware corporation ( Corporation ) and John R. Stevenson ( Director ).

     WHEREAS, Corporation and Director are parties to an Indemnification Agreement dated as of May 17, 1995 (the Indemnification Agreement ).

     WHEREAS, pursuant to the Indemnification Agreement the Corporation represents that it has in force and effect certain policies of Directors and Officers Liability Insurance ( D&O Insurance ).

     AND WHEREAS, the Corporation desires to alter its D&O Insurance coverage.

     NOW, THEREFORE, the parties hereto agree as follows:

     1. Paragraph 2(a) of the Indemnification Agreement is hereby amended to read in its entirety as follows:

      		a)	Corporation represents that it presently has in force and effect policies of D&O Insurance with insurance companies and in amounts as follows (the  Insurance Policies ):

        			Federal Insurance Company - Policy No. [8141-46-37] providing directors and officers liability coverages with limits of [$15]
           million per loss and per policy period and fiduciary liability coverage of [$5] million per loss and per policy period.

     2. All other terms and provisions of the Indemnification Agreement shall remain in full force and effect and shall, to the extent applicable, govern the terms of this amendment agreement.

     IN WITNESS WHEREOF, the parties hereto executed this amendment agreement as of the day and the year first above written.

                     						McWHORTER TECHNOLOGIES, INC.

                     						By /s/  Jeffrey M. Nodland
               						      Jeffrey M. Nodland
		                         Executive Vice President and Chief Operating Officer

                      					DIRECTOR

                						     /s/ John R. Stevenson
		                         John R. Stevenson

EXHIBIT 10.17.1	- AMENDMENT TO INDEMNIFICATION AGREEMENT

     This amendment agreement is made as of this 21st day of August 1996 between McWhorter Technologies, Inc., a Delaware corporation ( Corporation ) and Jeffrey M. Nodland ( Director ).

     WHEREAS, Corporation and Director are parties to an Indemnification Agreement dated as of May 17, 1995 (the Indemnification Agreement ).

     WHEREAS, pursuant to the Indemnification Agreement the Corporation represents that it has in force and effect certain policies of Directors and Officers Liability Insurance ( D&O Insurance ).

     AND WHEREAS, the Corporation desires to alter its D&O Insurance coverage.

     NOW, THEREFORE, the parties hereto agree as follows:

     1. Paragraph 2(a) of the Indemnification Agreement is hereby amended to read in its entirety as follows:

      		a)	Corporation represents that it presently has in force and effect policies of D&O Insurance with insurance companies and in amounts as follows (the Insurance Policies ):

        			Federal Insurance Company - Policy No. [8141-46-37] providing directors and officers liability coverages with limits of [$15]
           million per loss and per policy period and fiduciary liability coverage of [$5] million per loss and per policy period.

     2. All other terms and provisions of the Indemnification Agreement shall remain in full force and effect and shall, to the extent applicable, govern the terms of this amendment agreement.

     IN WITNESS WHEREOF, the parties hereto executed this amendment agreement as of the day and the year first above written.

                        						McWHORTER TECHNOLOGIES, INC.

                        						By /s/ John R. Stevenson
                       							John R. Stevenson
                       							President and Chief Executive Officer

                        						DIRECTOR

                   						     /s/  Jeffrey M. Nodland
                       							Jeffrey M. Nodland

EXHIBIT 10.18.1 - AMENDMENT TO INDEMNIFICATION AGREEMENT

     This amendment agreement is made as of this 21st day of August 1996 between McWhorter Technologies, Inc., a Delaware corporation ( Corporation ) and Michelle L. Collins ( Director ).

     WHEREAS, Corporation and Director are parties to an Indemnification Agreement dated as of May 17, 1995 (the Indemnification Agreement ).

     WHEREAS, pursuant to the Indemnification Agreement the Corporation represents that it has in force and effect certain policies of Directors and Officers Liability Insurance ( D&O Insurance ).

     AND WHEREAS, the Corporation desires to alter its D&O Insurance coverage.

     NOW, THEREFORE, the parties hereto agree as follows:

     1. Paragraph 2(a) of the Indemnification Agreement is hereby amended to read in its entirety as follows:

      		a)	Corporation represents that it presently has in force and effect policies of D&O Insurance with insurance companies and in amounts as follows (the  Insurance Policies ):

        			Federal Insurance Company - Policy No. [8141-46-37] providing directors and officers liability coverages with limits of
           [$15] million per loss and per policy period and fiduciary liability coverage of [$5] million per loss and per policy period.

     2. All other terms and provisions of the Indemnification Agreement shall remain in full force and effect and shall, to the extent applicable, govern the terms of this amendment agreement.

     IN WITNESS WHEREOF, the parties hereto executed this amendment agreement as of the day and the year first above written.

                       						McWHORTER TECHNOLOGIES, INC.

                        					By /s/ John R. Stevenson
                 						      John R. Stevenson
                      							President and Chief Executive Officer

                       						DIRECTOR

                  						     /s/ Michelle L. Collins
                      							Michelle L. Collins

EXHIBIT 10.19.1 - AMENDMENT TO INDEMNIFICATION AGREEMENT

     This amendment agreement is made as of this 21st day of August 1996 between McWhorter Technologies, Inc., a Delaware corporation ( Corporation ) and Edward M. Giles ( Director ).

     WHEREAS, Corporation and Director are parties to an Indemnification Agreement dated as of May 17, 1995 (the Indemnification Agreement ).

     WHEREAS, pursuant to the Indemnification Agreement the Corporation represents that it has in force and effect certain policies of Directors and Officers Liability Insurance ( D&O Insurance ).

     AND WHEREAS, the Corporation desires to alter its D&O Insurance coverage.

     NOW, THEREFORE, the parties hereto agree as follows:

     1. Paragraph 2(a) of the Indemnification Agreement is hereby amended to read in its entirety as follows:

      		a)	Corporation represents that it presently has in force and effect policies of D&O Insurance with insurance companies and in amounts as follows (the  Insurance Policies ):

        			Federal Insurance Company - Policy No. [8141-46-37] providing directors and officers liability coverages with limits of
           [$15] million per loss and per policy period and fiduciary liability coverage of [$5] million per loss and per policy period.

     2. 	All other terms and provisions of the Indemnification Agreement shall remain in full force and effect and shall, to the extent applicable, govern the terms of this amendment agreement.

     IN WITNESS WHEREOF, the parties hereto executed this amendment agreement as of the day and the year first above written.

                         						McWHORTER TECHNOLOGIES, INC.

                         						By /s/ John R. Stevenson
                   						      John R. Stevenson
                        							President and Chief Executive Officer

                         						DIRECTOR

                    						     /s/  Edward M. Giles
                        							Edward M. Giles

EXHIBIT 10.20.1 - AMENDMENT TO INDEMNIFICATION AGREEMENT

     This amendment agreement is made as of this 21st day of August 1996 between McWhorter Technologies, Inc., a Delaware corporation ( Corporation ) and D. George Harris ( Director ).

     WHEREAS, Corporation and Director are parties to an Indemnification Agreement dated as of May 17, 1995 (the Indemnification Agreement ).

     WHEREAS, pursuant to the Indemnification Agreement the Corporation represents that it has in force and effect certain policies of Directors and Officers Liability Insurance ( D&O Insurance ).

     AND WHEREAS, the Corporation desires to alter its D&O Insurance coverage.

     NOW, THEREFORE, the parties hereto agree as follows:

     1. Paragraph 2(a) of the Indemnification Agreement is hereby amended to read in its entirety as follows:

      		a)	Corporation represents that it presently has in force and effect policies of D&O Insurance with insurance companies and in amounts as follows (the  Insurance Policies ):

        			Federal Insurance Company - Policy No. [8141-46-37] providing directors and officers liability coverages with limits of
           [$15] million per loss and per policy period and fiduciary liability coverage of [$5] million per loss and per policy period.

     2. All other terms and provisions of the Indemnification Agreement shall remain in full force and effect and shall, to the extent applicable, govern the terms of this amendment agreement.

     IN WITNESS WHEREOF, the parties hereto executed this amendment agreement as of the day and the year first above written.

                          						McWHORTER TECHNOLOGIES, INC.

                          						By /s/ John R. Stevenson
						                          John R. Stevenson
                         							President and Chief Executive Officer

                          						DIRECTOR

                     						     /s/  D. George Harris
                         							D. George Harris

EXHIBIT 10.21.1 - AMENDMENT TO INDEMNIFICATION AGREEMENT

     This amendment agreement is made as of this 21st day of August 1996 between McWhorter Technologies, Inc., a Delaware corporation ( Corporation ) and Heinn F. Tomfohrde III ( Director ).

     WHEREAS, Corporation and Director are parties to an Indemnification Agreement dated as of May 17, 1995 (the Indemnification Agreement ).

     WHEREAS, pursuant to the Indemnification Agreement the Corporation represents that it has in force and effect certain policies of Directors and Officers Liability Insurance ( D&O Insurance ).

     AND WHEREAS, the Corporation desires to alter its D&O Insurance coverage.

     NOW, THEREFORE, the parties hereto agree as follows:

     1. Paragraph 2(a) of the Indemnification Agreement is hereby amended to read in its entirety as follows:

      		a)	Corporation represents that it presently has in force and effect policies of D&O Insurance with insurance companies and in amounts as follows (the  Insurance Policies ):

        			Federal Insurance Company - Policy No. [8141-46-37] providing directors and officers liability coverages with limits of
           [$15] million per loss and per policy period and fiduciary liability coverage of [$5] million per loss and per policy period.

     2. All other terms and provisions of the Indemnification Agreement shall remain in full force and effect and shall, to the extent applicable, govern the terms of this amendment agreement.

     IN WITNESS WHEREOF, the parties hereto executed this amendment agreement as of the day and the year first above written.

                      						McWHORTER TECHNOLOGIES, INC.

                         			By /s/ John R. Stevenson
                						      John R. Stevenson
                     							President and Chief Executive Officer

                      						DIRECTOR

	                 					     /s/  Heinn F. Tomfohrde III
                     							Heinn F. Tomfohrde III

EXHIBIT 10.23.1 - AMENDMENT TO INDEMNIFICATION AGREEMENT

     This amendment agreement is made as of this 21st day of August 1996 between McWhorter Technologies, Inc., a Delaware corporation ( Corporation ) and John G. Johnson, Jr. ( Director ).

     WHEREAS, Corporation and Director are parties to an Indemnification Agreement dated as of December 13, 1995 (the Indemnification Agreement ).

     WHEREAS, pursuant to the Indemnification Agreement the Corporation represents that it has in force and effect certain policies of Directors and Officers Liability Insurance ( D&O Insurance ).

     AND WHEREAS, the Corporation desires to alter its D&O Insurance coverage.

     NOW, THEREFORE, the parties hereto agree as follows:

     1. Paragraph 2(a) of the Indemnification Agreement is hereby amended to read in its entirety as follows:

      		a)	Corporation represents that it presently has in force and effect policies of D&O Insurance with insurance companies and in amounts as follows (the  Insurance Policies ):

        			Federal Insurance Company - Policy No. [8141-46-37] providing directors and officers liability coverages with limits of
           [$15] million per loss and per policy period and fiduciary liability coverage of [$5] million per loss and per policy period.

     2. All other terms and provisions of the Indemnification Agreement shall remain in full force and effect and shall, to the extent applicable, govern the terms of this amendment agreement.

     IN WITNESS WHEREOF, the parties hereto executed this amendment agreement as of the day and the year first above written.

                    						McWHORTER TECHNOLOGIES, INC.

                    						By /s/ John R. Stevenson
              						      John R. Stevenson
                   							President and Chief Executive Officer

                    						DIRECTOR

               						     /s/  John G. Johnson, Jr.
                   							John G. Johnson, Jr.

EXHIBIT 11.1 - Statement regarding computation of net income per share

                                      Quarter Ended         Nine Months Ended
                                         July 31,               July 31,
                                     1996       1995         1996       1995
Primary
Average common shares outstanding 10,480,240  10,952,018  10,558,794 10,895,309

Less:  Shares of restricted stock
  awards issued, not yet vested      (94,354)    (82,308)    (94,354)   (27,737)

Net effect of dilutive stock
  options--based on the treasury
  stock method using average
  market price                        44,548      10,278      22,531     10,724

Total                             10,430,434  10,879,988  10,486,971 10,878,296
Net income                        $4,360,000  $3,294,000  $9,675,000 $7,907,000
Net income per share              $      .42  $      .30  $      .92 $      .73

Fully Diluted
Average common shares outstanding 10,480,240  10,952,018  10,558,794 10,895,309
Net effect of dilutive stock
  options--based on the treasury
  stock method using ending market
  price, if higher than average
  market price                        44,548      10,822      22,159     10,724
Total                             10,524,788  10,962,840  10,580,953 10,906,033
Net income                        $4,360,000  $3,294,000  $9,675,000 $7,907,000
Net income per share              $      .41  $      .30  $      .91 $      .73
