Form 10-K
period 1996-10-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 1997-01-27
CIK 915775

SECURITIES AND EXCHANGE COMMISSION
                           	Washington, D.C.  20549

                                 	FORM 10-K

      	FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF	THE SECURITIES EXCHANGE ACT OF 1934

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                	FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                     		Commission file number 1-12854

                       	McWhorter Technologies, Inc.
            	(Exact name of registrant as specified in its charter)



                 Delaware                         36-3919940
    (State or other jurisdiction of            (I.R.S. employer
     incorporation or organization)             identification no.)

         400 East Cottage Place                  847-428-2657
    Carpentersville, Illinois 60110
(Address of principal executive offices,     (Registrant's telephone number
         including zip code)                     including area code)

        Securities Registered Pursuant to Section 12(b) of the Act:

        Title of Each Class                   Name of Exchange on
                                                Which Registered
   Common Stock, $0.01 par value             New York Stock Exchange
  Preferred Stock Purchase Rights            New York Stock Exchange

    Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of December 31, 1996, the aggregate market value of the voting stock (which excludes stock restricted from voting pursuant to Federal Trade Commission Order) held by nonaffiliates of McWhorter Technologies, Inc. (based upon the New York Stock Exchange closing prices) was approximately $206,723,000.

As of December 31, 1996, 10,469,616 shares of common stock were outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of McWhorter Technologies, Inc.'s Proxy Statement filed with the Securities and Exchange Commission on January 8, 1997 ("Proxy Statement") are incorporated in Part III hereof by reference.

                    McWHORTER TECHNOLOGIES, INC.
                         TABLE OF CONTENTS

PART I                                                          Page
Item 1.
Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.
Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 3.
Legal Proceedings and Environmental Matters . . . . . . . . . . .  7

Item 4.
Submission of Matters to a Vote of Security Holders . . . . . . .  7

PART II
Item 5.
Market for the Registrant's Common Equity and Related Stockholder
Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 6.
Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 8

Item 7.
Management's Discussion and Analysis of Results of Operations and
Financial Condition . . . . . . . . . . . . . . . . . . . . . . .  9

Item 8.
Financial Statements and Supplementary Data. . . . . . . . . . . .12

Item 9.
Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . 26

PART III
Item 10.
Directors and Executive Officers of the Registrant. . . . . . . . 26

Item 11.
Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 27

Item 12.
Security Ownership of Certain Beneficial Owners and Management. . 27

Item 13.
Certain Relationships and Related Transactions. . . . . . . . . . 28

PART IV
Item 14.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K..28

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

PART I

Item 1.  Business

McWhorter Technologies, Inc. ("McWhorter" or the "Company") is one of the leading manufacturers of surface coating resins in the United States and is a manufacturer of resins used in the reinforced fiberglass plastics industry. Surface coating resins are a primary component of paint and coatings which are used for a variety of protective and decorative purposes. Resins used for reinforced fiberglass plastics are a primary component for various fiberglass products. In September 1996, the Company completed the joint venture McWhorter Technologies Europe which will provide an opportunity to enter the European market on a phased basis.

Prior to April 29, 1994, McWhorter was a wholly-owned subsidiary of The Valspar Corporation ("Valspar"). On April 29, 1994, Valspar distributed
(the "distribution") to its shareholders 100 percent of the outstanding McWhorter common stock on the basis of one share of common stock for every two shares of Valspar common stock. The distribution followed the February 18, 1994, acquisition (the "acquisition") by McWhorter of the Resin Products Division of Cargill Incorporated ("RPD" and "Cargill," respectively), and the transfer to Valspar of a portion of the McWhorter assets.

McWhorter's predecessor was incorporated in the State of California on July 21, 1934 and was merged on February 18, 1994 into the Company, which was incorporated in Delaware on November 24, 1993.

All references to years are to fiscal years ended October 31 unless otherwise stated.

Products and Markets
McWhorter's product line focuses on the requirements of customers in the paint and coatings and reinforced fiberglass plastics industries. Each of these industries are highly fragmented with a large number of competitors. For example, in the paint and coatings industry, McWhorter believes there are over 800 active companies purchasing resins and selling paint and coatings for a variety of end uses.

The paint and coatings industry is a mature market, growing at an estimated 2% per annum, or about the same rate as durable goods. Although a number of paint and coating manufacturers have captive resin manufacturing capabilities today, increased costs of product reformulation and updating of resin manufacturing processes to comply with environmental regulations are causing a shift from captive manufacturing to outsourcing. McWhorter believes this trend will increase its sales opportunities in future years.

McWhorter produces various products including alkyds, copolymers, polyure-thanes, polyester resins, unsaturated polyesters, acrylic emulsions, poly-vinyl acetate emulsions, solution acrylics, powder resins, powder curing agents and a number of small volume specialty resins. Various types of resins are required by customers due to differing application and product perfor-mance characteristics.

Alkyd Resins and Copolymers. Alkyd resins and copolymers are McWhorter's largest product category and are used in the manufacture of oil-based paints and coatings. Alkyd resins and copolymers can be used in consumer paints (e.g., house paint, deck stains, etc.), industrial coatings (e.g., decorative and protective coatings used on machinery, equipment, tools, etc.) and special purpose coatings (e.g., traffic-striping paints, automotive refinish coatings and industrial maintenance coatings).

Alkyd resins and copolymers are formulated and engineered according to customer specifications for various purposes and the same product can be used in different applications depending on the product's formulation. Alkyd resins and copolymers can also be modified with other raw materials to improve performance; silicone for longer-lasting products or high temperature applications, vinyl toluene for quicker-dry applications and acrylics for improved durability.

Polyurethane Resins. Oil-modified polyurethane resins are a form of an alkyd resin used primarily in varnishes and other clear wood coatings for application on wood floors, furniture, kitchen cabinets, etc. Oil-modified polyurethane resins are also used as additives to floor coatings and other products to improve a product's performance characteristics.

Polyester Resins. Polyester resins are used in industrial coatings requiring specific properties such as gloss and color retention, resistance to corrosion and excellent flexibility. Typical uses for polyesters are coil coated metal buildings, appliances and metal office furniture.

Unsaturated Polyester Resins. Unsaturated polyester resins are used for various applications in the reinforced fiberglass plastics industry. The largest uses are marine applications where unsaturated polyester resins are used in the manufacture of boats. Other applications include tub and shower enclosures, fiberglass tanks and cultured marble surfaces.

Acrylic and Polyvinyl Acetate Emulsion Resins. Acrylic and polyvinyl acetate emulsion resins are used primarily in consumer latex paints. Acrylic emulsion resins are used in trim paints and exterior applications where weathering, color and gloss retention are critical. Emulsions are also used in industrial and special purpose coatings. The major advantage of acrylic emulsion resins is their ability to meet or exceed environmental regulations because of their low solvent content.

Solution Acrylics. Solvent-borne acrylic resins are used in applications where resistance to weathering is required. Coatings produced from solvent-borne acrylic resins may be thermoplastic or may be combined with cross-linkers to form high performance thermoset coatings. Typical applications include marine and maintenance paints, and automotive topcoats.

Powder Resins. Powder resins are used in the manufacture of industrial powder coatings. Powder coatings are dry coatings which provide an alterna-tive to liquid coatings. The principal advantage of powder coatings are that they emit no solvents, have excellent application and performance character-istics and have a high degree of transfer efficiency. Powder coatings is the fastest growing segment of the industrial coatings industry.

Powder Curing Agents. Powder curing agents are used in conjunction with certain powder resins to impart durability and hardness. McWhorter produces urethane curing agents, the largest volume category for powder paint.

Sales and Distribution
McWhorter sells its liquid and powder coating resin products primarily to customers in the paint and coatings industry through a direct sales force, with the balance sold through agents or distributors. The majority of McWhorter's sales of unsaturated polyester resins to the fiberglass resin products industry are sold through distributors. McWhorter's business has primarily been focused in North America. However, the completion in September 1996 of the joint venture McWhorter Technologies Europe provides the Company with a European presence and provides an opportunity to grow the current European business both internally and through acquisitions. McWhorter intends to identify additional channels of distribution outside North America. These arrangements may take the form of additional export sales, joint ventures or licensing agreements.

McWhorter's business is somewhat seasonal with sales volume being tradition-ally the highest during the third quarter of its fiscal year. This seasonal-ity is largely due to the buying cycle of the consumer paint and maintenance coatings businesses. Since orders are generally filled within a minimum lead time, McWhorter has no significant backlog.

Manufacturing and Research and Development
McWhorter operates its manufacturing plants 24 hours a day on a five or seven day schedule, depending on local work practices, capacity utilization and customer requirements.

Solvent-based products are generally produced in high temperature reactors. Raw materials are fed into a reactor and heated to 400 degrees - 500 degrees F for 10-30 hours, depending on the formulation. Once the desired properties are achieved, the product is transferred to a mixing vessel, where additional materials are added to complete the batch. Finally, the resin is filtered and pumped into drums or bulk storage tanks before shipment to customers.

Emulsions are processed differently from solvent-based resins. Emulsions are created by exothermic reactions in reactors designed to control the reaction by cooling the product. Once the reaction is complete, material is filtered and transferred to bulk storage tanks before shipment to customers.

McWhorter manufactures certain proprietary resins under tolling arrangements, which are common in the resin industry. Such arrangements are subject to confidentiality and secrecy agreements which safeguard the customer's technology.

McWhorter's research and development activities have emphasized emerging technologies in the paint and coatings industry, focusing on developing products designed to comply with environmental laws and maintain the integrity of a product's performance characteristics.

Raw Materials
Materials used in the manufacturing of resins are procured primarily from domestic suppliers. Most of the raw materials are derived from either petroleum or vegetable oil. McWhorter has not experienced difficulty in recent years in obtaining an adequate supply of raw materials or other supplies needed in the manufacturing process. The majority of the materials purchased are subject to national supply contracts which generally average one to three years in length with pricing subject to periodic reviews and adjustment based on market conditions. Raw material prices move up and down due to market conditions in the petrochemical or vegetable oil markets.

After experiencing significant volatility in certain markets in 1995, raw material prices settled back to more stable levels in 1996. However, raw material prices still remain higher than pre-1995 levels. Refer to Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" for further discussion.

Intellectual Property
McWhorter's business is not materially dependent upon franchises, licenses or similar rights, or on any single patent or trademark or group of related patents or trademarks. The techniques and formulas used to produce solvent-based resins are mature and well known. The techniques and formulas used to produce acrylic emulsions, powder resins, curing agents and other specialty resins are in some instances not well known or are protected by patents or as trade secrets.

Competition
McWhorter encounters competition from numerous other companies with respect to each of the products it produces. A significant number of resin producers are vertically integrated into coatings manufacturers, providing a captive source of resin products for such manufacturers. Some of these captive producers also sell directly to third parties.

Consistent quality, responsive service, technology and price are the critical elements that customers use to select their resin suppliers. McWhorter believes that it competes favorably in each of these areas.

Employees
McWhorter employs approximately 590 full- and part-time employees of which approximately 53 are covered by collective bargaining agreements.

Item 2.  Properties

McWhorter's corporate headquarters is located in Carpentersville, Illinois and its eight plant facilities are all owned, well maintained, and being utilized for their intended purposes and have sufficient capacity to meet their reasonably-anticipated needs. Total practical production capacity of McWhorter's plant facilities is approximately 581 million wet pounds per annum. McWhorter has no material encumbrances on its facilities. The following table provides certain additional information regarding McWhorter's properties:


              Plant Location                Approximate Square Footage

              Carpentersville, Illinois             224,277
              Philadelphia, Pennsylvania            112,653
              Forest Park, Georgia                   83,875
              Lynwood, California                    52,899
              Ennis, Texas                           45,969
              Chicago Heights, Illinois              35,510
              Columbus, Georgia                      30,325
              Portland, Oregon                       14,995

The joint venture McWhorter Technologies Europe currently consists of three plants, one each located in Sweden, Finland and the United Kingdom.

McWhorter leases from Valspar approximately 30,000 square feet of office and laboratory space in Minneapolis, Minnesota.

Item 3.  Legal Proceedings and Environmental Matters

McWhorter is not party to any legal or administrative proceedings, other than routine litigation incidental to the business or involving claims for immaterial amounts.

The operations of McWhorter, like those of other companies in its industry, involve the generation and disposal of substances regulated by the United States Environmental Protection Agency and certain state agencies under various federal and state environmental laws. As a result, McWhorter is involved in various claims relating to environmental and waste disposal matters. These claims generally allege that McWhorter, together with other parties, is responsible under federal and state environmental laws for the remediation of hazardous waste at a particular site. Several of these laws provide that potentially responsible parties may be held jointly and severally liable for investigation and remediation costs regardless of fault. Although McWhorter continually assesses its potential liability with respect to its past and present operations, any potential liability ultimately determined to be attributable to McWhorter is subject to a number of uncertainties, including, among others, the number of parties involved with respect to any given site, the volumetric contribution which may be attributed to McWhorter relative to that attributable to other parties, the nature and magnitude of the wastes involved, and the method and extent of remediation. McWhorter does not believe that any potential liability, either individually or in the aggregate, ultimately determined to be attributable to McWhorter will have a material adverse effect on its business or financial condition.

At October 31, 1996 the estimated amount of probable environmental liability of McWhorter is approximately $4,247,000. Cargill has agreed to indemnify McWhorter, subject to certain limitations, for damages resulting from certain environmental matters relating to RPD. As a result of the probable recovery of $2,936,000 from Cargill, McWhorter's net estimated environmental liability is approximately $1,311,000. There are a total of thirteen sites at which McWhorter believes it has probably environmental liability, including eight sites for which the estimated liablity is less than $10,000 per site. The maximum estimated amount of environmental liability attributable to any individual site is approximately $1,177,000, of which a significant portion is expected to be reimbursed by Cargill. During 1996, McWhorter spent approximately $1,062,000 on remediation costs of which $705,000 was spent on on-site liability attributable to RPD and has been or is expected to be reimbursed by Cargill. During 1997, McWhorter expects to spend approximately $1,210,000 on remediation costs, of which $850,000 is expected to be reimbursed by Cargill. During 1996, McWhorter spent approximately $1,000,000 on capital expenditures to comply with environmental laws and regulation and during 1997 McWhorter expects to spend approximately $1,300,000 on such expenditures.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

McWhorter common stock is traded on the New York Stock Exchange under the trading symbol "MWT."

The following table sets forth the high and low bid and ask sales prices for the common stock for fiscal 1996 and 1995. The Company did not declare any cash dividends on its common stock in either fiscal year.

                            1996                     1995
                       Low      High            Low      High

First quarter         13 1/8   15 5/8          14 1/8   18 1/8
Second quarter        13 3/8   18 1/8          14 1/2   16
Third quarter         16 3/8   19 3/8          14 5/8   15 7/8
Fourth quarter        17 1/8   20 1/8          14 5/8   16 1/8


As of December 31, 1996, there were 1,463 holders of record of the common stock. There have been no sales of securities by the Company during the period covered by this report that were not registered under the Securities Act of 1933.

Item 6.  Selected Financial Data

                                       Year Ended
Dollars in thousands, except per share amounts
               October 31,  October 31,  October 31,  October 29,  October 30,
                  1996         1995         1994(a)     1993(a)      1992(a)
Net sales      $315,925      $311,398     $242,331     $109,839     $107,729
Net income       13,833        11,070        8,444(b)     7,095        4,748
Net income per
  share            1.32          1.02          .78          .65          .43
Total assets    153,254       138,127      138,563       71,196       61,520
Total debt       23,140        31,764       38,618          150          180


(a)  See Note 2 of Notes to Financial Statements.
(b)  See Note 12 of Notes to Financial Statements.

Item 7. 	Management's Discussion and Analysis of Results of Operations and
         Financial Condition

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of McWhorter Technologies, Inc. (the "Company" or "McWhorter"). The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Except for historical information contained herein, certain matters set forth in this Annual Report are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. All references to years are to fiscal years ended October 31 unless otherwise stated.

Results of Operations 1996 vs. 1995 Net sales for 1996 were $315,925,000 compared to $311,398,000 in the prior year. Volume increases of 4 percent were partially offset by a 2 percent price decrease. The volume comparison is impacted by the September 1, 1995 acquisition of The Glidden Company's resin producing facility in Columbus, Georgia. On a comparable basis without the acquisition, volume was flat. Volume improved significantly during the second half of 1996 and the Company is cautiously optimistic about continued volume growth in 1997. In the fourth quarter, volume in all businesses was strong. In 1996, the Company experienced a decline in raw material costs which resulted in the lowering of prices across businesses. The Company expects raw material costs to remain relatively stable in 1997.

The Company's gross profit margin was 15.4 percent in 1996 compared to
13.5 percent in 1995. Declining raw material pricing and ongoing internal process improvements implemented in 1995 led to a significant improvement in gross margin percent for the year. As a result of the raw material price decreases, the last-in, first-out ("LIFO") inventory valuation method had the net effect of decreasing cost of sales by $1,358,000 pretax, $808,000 after taxes, or 8 cents per share, in 1996 compared to 1995 when raw material price increases had the net effect of increasing cost of sales by $1,090,000 pretax, $649,000 after taxes, or 6 cents per share. Such charges increased gross margin percent by .4 percent in 1996 and decreased gross margin percent by
 .4 percent in 1995.

Operating expenses (research, selling, general and administrative) were 7.5 percent of sales in 1996 compared to 6.8 percent in 1995. Higher expenses compared to 1995 primarily reflected higher costs associated with incentive plans tied to the Company's performance.

In September 1996 we completed the joint venture in McWhorter Technologies Europe ("McWhorter Europe"). This investment is accounted for on the equity method with earnings reflected as a component of other expense (income), net in 1996. The current year effects of the investment did not have a material impact on earnings for the year.

Net interest expense was $1,653,000 in 1996 compared to $2,310,000 last year. This comparison reflects reduced debt levels and lower average borrowing rates from a year ago.

The effective tax rate was 40.5 percent in 1996 and 1995.

Net income in 1996 was $13,833,000, or $1.32 per share, compared to $11,070,000, or $1.02 per share, last year. This comparison is impacted by the Company's share repurchase program, which had a favorable impact of 5 cents per share in 1996.

Results of Operations 1995 vs. 1994 Net sales for 1995 were $311,398,000 compared to $242,331,000 in 1994. This comparison is impacted by the February 18, 1994 acquisition of the Resin Products Division of Cargill Incorporated ("RPD") and the transfer of a portion of McWhorter's assets to The Valspar Corporation ("Valspar"). The 1995 net sales increased 11 percent over 1994 pro forma net sales of $281,340,000.

Refer to Note 2 of Notes to Financial Statements for discussion of the RPD acquisition and spin-off.

Price increases of 14 percent were partially offset by a 2 percent volume decrease and a 1 percent decrease from an unfavorable change in product mix. Liquid and powder coatings volume was down 6 percent reflecting softness in the industrial and architectural coatings markets in addition to in sourcing by some major customers with resin producing capability. The composite polymer volume was up 16 percent. The acquisition of The Glidden Company's resin producing facility in Columbus, Georgia was completed on September 1, 1995. The incremental sales from this facility did not have a material impact on the year. Average raw material cost increases approximated 20 percent year over year. The Company experienced some softening and stability of the raw material markets late in the year. The Company raised its prices several times during the year and covered the majority of the increases in raw material costs.

The Company's gross profit margin was 13.5 percent in 1995 compared to
15.5 percent in 1994. After taking into account the impacts of the RPD acquisition and the transfer of certain assets to Valspar, the 1994 gross margin was 15.9 percent. The 1995 gross margin reflects the compression on a percentage basis from correspondingly higher selling prices and higher raw material costs. Additionally, the 1995 gross margin percent was negatively impacted by under absorption at the Company's production facilities due to lower production levels. As a result of the raw material price increases, the LIFO inventory valuation method had the net effect of increasing cost of sales by $1,090,000 pretax, $649,000 after taxes, or 6 cents per share, in 1995 and by $1,522,000 pretax, $921,000 after taxes, or 8 cents per share, in 1994. Such charges decreased gross margin percent by .4 percent and
 .6 percent in 1995 and 1994, respectively.

Operating expenses (research, selling, general and administrative) were
6.8 percent of sales in 1995 compared to 8.2 percent in 1994. Lower expenses compared to 1994 reflected lower costs associated with incentive plans tied to the Company's performance, tighter expense controls and significantly higher spending in 1994 for expenses associated with being a new independent public company.

Other expense in 1994 included $2,474,000 pretax, $1,497,000 after taxes, or 14 cents per share, of expenses associated with the write-down of the Los Angeles resin facility, which was transferred to Valspar during the second quarter. The write-down relates to an impairment in value of the facility as determined by an independent appraisal.

Net interest expense was $2,310,000 in 1995 compared to $1,138,000 in 1994. This comparison reflects the higher borrowing to fund the RPD acquisition, the payment of the interest-bearing intercompany receivable by Valspar in the second quarter of 1994 and higher overall interest rates.

The effective tax rate was 40.5 percent in 1995 compared to 39.5 percent in 1994.

Net income in 1995 was $11,070,000, or $1.02 per share, compared to $8,444,000, or $.78 per share in 1994, including the after-tax charge for the write-down of the Los Angeles facility. This comparison is impacted by the February 18, 1994 RPD acquisition and the transfer of a portion of McWhorter's assets to Valspar. Pro forma net income for 1994 was $11,507,000, or $1.06 per share, excluding the after-tax charge discussed above.

Financial Condition In 1996 operations generated cash of $25,778,000 compared to $24,141,000 in 1995. Working capital levels increased slightly from the prior year primarily because an aggressive inventory management plan significantly reduced inventory levels in the prior year. This plan was implemented by the Company early in the fourth quarter of 1995 in anticipation of falling raw material costs. The Company's current ratio was
1.5 at the end of 1996 compared to 1.6 at the end of 1995.

Investing activities used cash of $12,417,000 in 1996 compared to $8,994,000 in 1995. The increase relates primarily to the investment in McWhorter Europe in the fourth quarter. Refer to Note 1 and Note 5 of Notes to Financial Statements for discussion of the investment in McWhorter Europe. Capital expenditures were $6,991,000 in 1996 versus $6,469,000 in 1995. The 1996 and 1995 expenditures were primarily for productivity improvements. Capital spending for 1997 is budgeted to be approximately $9,000,000.

Financing activities used cash of $14,205,000 in 1996 compared to $14,619,000 in 1995. Debt as a percentage of invested capital was 22.5 percent at October 31, 1996, reduced from 30.8 percent a year ago. Total debt decreased to $23,140,000 at October 31, 1996 from $31,764,000 a year ago. Strong cash flow from operations provided sufficient cash to reduce the revolving credit facility debt by $9,000,000.

During 1996 and 1995, the Company completed the repurchase of 500,000 shares of its common stock from the 1995 authorization. The total cost of those shares repurchased was $7,194,000. Also, in February 1996 the Company announced that its Board of Directors passed a resolution authorizing the repurchase by the Company of up to an aggregate of 500,000 additional shares of its common stock over a twelve month period. As of October 31, 1996, the Company had acquired 14,300 of these shares at a total cost of $236,000.

The Company has a $60,000,000 unsecured revolving credit facility that
terminates on February 10, 1999.   At October 31, 1996, $49,000,000 was
available under this facility. Historically, while sales for McWhorter have been lowest in the first quarter, monthly fluctuations in working capital have been modest. The credit facility and internally generated funds are expected to be adequate to finance McWhorter's capital expenditures and other operating requirements.

Refer to Item 3 Legal Proceedings and Environmental Matters and Note 9 of Notes to Financial Statements for discussion of environmental liabilities.

Item 8.  Financial Statements and Supplementary Data				      Page

Report of Independent Auditors. . . . . . . . . . . . . . . . .	13

Statements of Income for the Years Ended October 31,
 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . . 14

Balance Sheets as of October 31, 1996 and 1995. . . . . . . . . 15

Statements of Cash Flows for the Years Ended October 31,
 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . . 16

Statements of Changes in Shareholders' Equity for the Years
  Ended October 31, 1996, 1995 and 1994 . . . . . . . . . .  . .17

Notes to Financial Statements. . . . . . . . . . . . . . . . . .18

                     REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of  McWhorter Technologies, Inc.

We have audited the accompanying balance sheets of McWhorter Technologies, Inc. as of October 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McWhorter Technologies, Inc. at October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


                                          /s/ Ernst & Young LLP
                                     						ERNST & YOUNG LLP

Chicago, Illinois
November 18, 1996

	                      McWHORTER TECHNOLOGIES, INC.
                          STATEMENTS OF INCOME

                                           Year Ended
Dollars in thousands,
except per share amounts
                             October 31,    October 31,   October 31,
                                1996            1995         1994
Net sales                     $315,925       $311,398      $242,331
Costs and expenses:
	Cost of sales		               267,161        269,233       204,659
	Research                        7,469          6,758         5,560
	Selling, general and
   administrative               16,368         14,537        14,255
	Other expense (income),
   net (Note 12)                    25            (45)        2,759
Income from operations          24,902         20,915        15,098
Interest expense, net            1,653          2,310         1,138
Income before income
  taxes                 23,249         18,605        13,960
Income tax expense
  (Note 8)               9,416          7,535         5,516
Net income            $ 13,833       $ 11,070      $  8,444
Net income per share  $   1.32       $   1.02      $    .78

                   See Notes to Financial Statements

                      McWHORTER TECHNOLOGIES, INC.
                           BALANCE SHEETS
Dollars in thousands, except share amounts
                                              October 31,       October 31,
                                                  1996             1995
Assets
Current assets
	Cash                                          $  1,060          $  1,904
	Accounts receivable less allowances
   for doubtful accounts of $385 in
   1996 and $300 in 1995                         47,166            41,223
	Inventories (Note 3)                            18,151            12,020
	Other current assets                             5,019             5,237
                                                 71,396            60,384
Property, plant and equipment (Note 4)          107,119           100,751
Less accumulated depreciation                    33,489            24,653
	Net property, plant and equipment               73,630            76,098
Other assets (Note 5)                             8,228             1,645
                                               $153,254          $138,127
Liabilities and Shareholders' Equity
Current liabilities
	Short-term debt (Note 7)                      $  9,995          $ 12,582
	Trade accounts payable                          26,363            16,066
	Accrued liabilities (Notes 6 and 9)             10,504             9,808
                                                 46,862            38,456
Long-term debt, less current portion
  (Note 7)                                       13,145            19,182
Deferred income taxes (Note 8)                   10,486             6,670
Accrued environmental liabilities
  (Note 9)                                        3,037             2,295
Shareholders' equity
	Common stock (par value $.01 per share;
   authorized 30,000,000 shares; issued
   and outstanding 10,465,940 shares in
   1996 and 10,847,064 shares in 1995)             110               110
	Additional paid-in capital                     10,803            10,895
	Retained earnings                              77,562            63,729
	Currency translation adjustments                  (74)
	Restricted stock awards (Note 11)              (1,463)           (1,463)
	Treasury stock, at cost (499,607 shares
   in 1996 and 117,000 shares in 1995 )         (7,214)           (1,747)
                                                79,724            71,524
                                              $153,254          $138,127

                     See Notes to Financial Statements

                   McWHORTER TECHNOLOGIES, INC.
                     STATEMENTS OF CASH FLOWS
                                                   Year Ended
Dollars in thousands
                                      October 31,   October 31,   October 31,
                                          1996          1995         1994
Operating Activities
Net income                              $13,833       $11,070       $8,444
Adjustments to reconcile
  net income to net cash
  provided (used) by operating
  activities:
  		Depreciation and amortization         9,079         7,901        6,195
  		Deferred income taxes                 3,530         3,708        1,459
  		Loss on property, plant and
       equipment                            166           344        2,474
   	Other, net                             (253)         (208)         307
   	Changes in working capital:
    		Accounts and notes receivable      (5,943)       (1,923)     (32,208)
    		Inventories                        (6,131)       10,118       (3,933)
    		Trade accounts payable and
        accrued liabilities 	            10,993        (5,652)      18,051
    		Other current assets                  504        (1,217)      (1,177)
Net cash provided (used) by operating
  activities                             25,778        24,141         (388)

Investing Activities
Capital expenditures                     (6,991)       (6,469)      (4,694)
Investment in joint venture	             (5,467)
Acquisition spending                                   (2,558)     (75,745)
Proceeds from receivable from Valspar                               36,810
Proceeds from asset transfer to Valspar                              6,835
Other, net                                   41            33          161
Net cash used by investing activities   (12,417)       (8,994)     (36,633)

Financing Activities
(Decrease) increase in debt, net         (8,624)      (12,872)      38,468
Purchase of treasury stock               (5,683)       (1,747)
Other, net                                  102                       (104)
Net cash (used) provided by financing
  activities                            (14,205)      (14,619)      38,364
(Decrease) increase in cash                (844)          528        1,343
Cash at beginning of period               1,904         1,376           33
Cash at end of period                  $  1,060      $  1,904      $ 1,376

Noncash Aspects of Acquisitions
The Company's 1995 acquisition spending
  involved the following:
  		Fair value of assets acquired                    $  8,576
    Note issued by seller                              (6,018)

                    See Notes to Financial Statements

                       McWHORTER TECHNOLOGIES, INC.
              STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Dollars in thousands,
except share amounts
                               Common Stock         Additional      Retained
                             Shares      Amount   Paid-in Capital   Earnings
Balance October 29, 1993                  $300       $ 9,104         $44,215
	Net income                                                            8,444
	Distribution of common
   stock, net 	             10,854,532    (191)           87
	Issuance of common stock
   for restricted stock
   awards                       10,367                   168

Balance October 31, 1994    10,864,899     109         9,359          52,659
	Net income                                                           11,070
	Issuance of common stock
   for restricted stock
   awards                       99,165       1         1,536
	Purchase of treasury
   stock                      (117,000)

Balance October 31, 1995    10,847,064     110        10,895          63,729
 Net income                                                           13,833
	Issuance of common stock
   for restricted stock
   awards                        1,483                    22
 Exercise of stock options      14,693                  (114)
	Purchase of treasury stock   (397,300)
	Currency translation
   adjustments

Balance October 31, 1996    10,465,940    $110       $10,803         $77,562


                         McWhorter Technologies, Inc.
                Statements of Changes in Shareholders' Equity
Dollars in thousands, except share amounts
                                      Currency         Restricted
                                     Translation         Stock      Treasury
                                     Adjustments         Awards       Stock
Balance October 29, 1993
  Net income
  Distribution of common stock, net
  Issuance of common stock for
    restricted stock awards

Balance October 31, 1994
  Net income
  Issuance of common stock for
    restricted stock awards                            (1,463)
  Purchase of treasury stock                                        (1,747)

Balance October 31, 1995                                  (1,463)      (1,747)
  Net income
  Issuance of common stock for
    restricted stock awards
  Exercise of stock options                                            216
  Purchase of treasury stock                                        (5,683)
  Currency translation adjustments       (74)

Balance October 31, 1996                   $(74)         $(1,463)     $(7,214)

                       See Notes to Financial Statements


                         McWHORTER TECHNOLOGIES, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and basis of presentation The Company operates in one business segment, the manufacture and distribution of resin used in coatings and composite polymer industries, and sells primarily to customers located in the United States.

The financial statements are presented as if the Company had existed as a free- standing entity for all periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to the business that comprises the Company's operations, including the results of operations relating to the facilities that were transferred to Valspar prior to the distribution.

For the periods presented prior to February 18, 1994, expenses reflected in the financial statements include an allocation of certain corporate expenses from Valspar. These allocations were for general management, treasury, tax, payroll, financial reporting, benefits administration, insurance, communication, public affairs and other miscellaneous services. Management believes that the foregoing allocations were made on a reasonable basis and are indicative of the costs that would have been incurred by the Company on a stand-alone basis.

In September of 1996, the Company acquired for cash a one-third interest in the McWhorter Europe joint venture. The current ownership of McWhorter
Europe is divided equally among the three partners and is accounted for on the equity method, with the Company's share of the earnings reflected as a component of other expense (income), net.

Use of estimates The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories Inventories are stated at the lower of cost or market. Costs are recorded on the LIFO method.

Property, plant and equipment Property, plant and equipment are recorded at cost. Depreciation is based upon estimated useful lives of 10 to 20 years for buildings and 3 to 10 years for machinery and equipment, using primarily the straight-line method.

Stock-based compensation  In December 1995, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standard (SFAS)
No. 123, "Accounting for Stock-based Compensation" which establishes a fair value based method of accounting for stock-based compensation plans. Under
SFAS No.123, the Company has the option of either accounting for its stock-based compensation plans under the fair value method or continuing under the accounting provisions of Accounting Principles Board Opinion No. 25 (APB
No. 25). The Company intends to continue accounting for its stock-based compensation plans under the provisions of APB No. 25.

               NOTES TO FINANCIAL STATEMENTS (Continued)

Net income per share Net income per common share amounts were computed on the basis of the weighted average number of common and common equivalent shares outstanding. Such weighted average shares used in the computations were 10,484,279 in 1996; 10,878,326 in 1995; and 10,867,907 in 1994.

NOTE 2 - THE RPD ACQUISITION AND SPIN-OFF

Prior to April 29, 1994, McWhorter Technologies, Inc. was a wholly-owned subsidiary of The Valspar Corporation. On April 29, 1994, Valspar distributed to its shareholders 100 percent of the outstanding McWhorter common stock on the basis of one share of common stock for every two shares of Valspar common stock. The distribution followed the February 18, 1994 acquisition by McWhorter of the Resin Products Division of Cargill
Incorporated, and the transfer to Valspar of a portion of the McWhorter assets. Financial results reflect the RPD operations subsequent to the acquisition date, and include, until their February 18, 1994 transfer to Valspar, the results of the portion of McWhorter's assets that were retained by Valspar.

The RPD acquisition included substantially all of the RPD assets, consisting primarily of inventory and fixed assets but excluding accounts receivable.
The acquisition was accounted for as a purchase. The entire purchase price of $75,385,000 has been allocated to net tangible assets. The purchase agreement also contains provisions dealing with the assumption or retention of environmental obligations in connection with the assets acquired from RPD.

The assets that the Company transferred to Valspar on February 18, 1994 included tangible and intangible assets related to facilities in Los Angeles, California; Rockford, Illinois; Kankakee, Illinois; and Garland, Texas.
Valspar also assumed substantially all related liabilities.

Pro forma information for the year ended October 31, 1994, assuming the acquisition and distribution had occurred at October 29, 1993, was net sales
$281,340,000, net income $10,010,000 and net income per share $.92. The information does not necessarily indicate what the results for McWhorter would have been had McWhorter been an independent company or had the business of McWhorter and the RPD business been combined during the pro forma period.

Net sales to Valspar from October 30, 1993 to the April 29, 1994 distribution date were $14,398,000. Subsequent to April 29, 1994, sales to Valspar have continued but the companies are no longer related parties.

NOTE 3 - INVENTORIES

The major classes of inventories consist of the following:


Dollars in thousands
                                      October 31,        October 31,
                                         1996               1995
Manufactured products                  $11,916             $ 6,565
Raw materials, supplies and
  work-in-process                        6,235               5,455
                                       $18,151             $12,020


Inventories are stated at cost as determined by the LIFO method and are approximately $2,151,000 and $3,509,000 lower at October 31, 1996 and 1995, respectively, than such costs determined under the first-in, first-out (FIFO) method. In 1996, the LIFO valuation method had the net effect of increasing pretax income as compared to the FIFO method by $1,358,000, $808,000 after taxes, or $.08 per share. This was due to the impact of declining raw material costs in 1996 versus 1995. In 1995, the LIFO valuation method had the net effect of decreasing pretax income as compared to the FIFO method by $1,090,000, $649,000 after taxes, or $.06 per share. The pretax impact of raw material cost increases of $3,062,000 was partially offset by the $1,972,000 pretax effect of a partial inventory liquidation in 1995.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment classifications are as follows:

Dollars in thousands
                                            October 31,    October 31,
                                                1996          1995
Land                                         $  3,868       $  3,868
Buildings                                      18,849         18,090
Machinery and equipment                        84,402         78,793
                                              107,119        100,751
Less accumulated depreciation                  33,489         24,653
Net property, plant and equipment            $ 73,630       $ 76,098


NOTE 5 - OTHER ASSETS

Other assets include the following:

Dollars in thousands
                                           October 31,      October 31,
                                              1996             1995
Investment in McWhorter Europe               $5,428
Other                                         2,800           $1,645
                                             $8,228           $1,645

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities include the following:

Dollars in thousands
                                           October 31,       October 31,
                                              1996              1995
Employee compensation                        $ 4,797           $ 2,832
Accrued environmental liabilities              1,210             1,145
Other                                          4,497             5,831
                                             $10,504           $ 9,808

NOTE 7 - DEBT

Long-term debt consists of the following:

Dollars in thousands
                                          October 31,         October 31,
                                             1996                1995
Revolving credit borrowings                 $11,000             $15,000
6% note payable in annual installments
  with final payment due in 1998              4,187               6,078
Other                                            53                  86
                                             15,240              21,164
Less current maturities                       2,095               1,982
                                            $13,145             $19,182

The Company has $60,000,000 available under a revolving credit facility that enables the Company to borrow funds on an unsecured basis. Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus an applicable margin up to
 .5% or other alternative rates. This facility terminates on February 10, 1999. At October 31, 1996, borrowings totaling $11,000,000, approximating fair value, were outstanding under this agreement all of which were classified with long-term debt as they are supported by the long-term credit facility and will continue to be refinanced beyond October 31, 1997. In addition, the Company had $7,900,000 outstanding at October 31, 1996, under an overnight credit facility. At October 31, 1996, the weighted average interest rate on outstanding short-term borrowings was 6.1%. The aggregate payments of long-term debt outstanding plus interest accrued to date on the 6% note payable at October 31, 1996 for the next five years, excluding revolving credit borrowings, are as follows: 1997--$2,095,000; and 1998--$2,145,000.

Interest paid during 1996, 1995 and 1994 was $1,725,000, $2,261,000 and
$1,208,000, respectively.

At October 31, 1996 the Company had outstanding $3,977,000 in unissued letters of credit.

NOTE 8 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                           Year Ended
Dollars in thousands
                             October 31,    October 31,     October 31,
                                 1996          1995            1994
Current:
	Federal                       $4,568         $3,334          $3,517
	State                          1,318            493             540
Total current income taxes      5,886          3,827           4,057
Deferred income taxes           3,530          3,708           1,459
Total income taxes	            $9,416         $7,535          $5,516


Income taxes paid during 1996, 1995 and 1994 were $5,315,000, $3,227,000 and
$3,505,000, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Dollars in thousands
                                               October 31,    October 31,
                                                  1996           1995
Deferred tax assets:
	Alternative minimum tax credit carryforward     $  316         $1,633
 Accrued environmental liabilities                  361            677
	Accrued employee compensation                      531            386
	Workers' compensation                              202            106
	Other                                              414            256
Total deferred tax assets                         1,824          3,058
Deferred tax liabilities:
	Tax over book depreciation                      11,179          8,883
Net deferred tax liability                      $ 9,355         $5,825


                 NOTES TO FINANCIAL STATEMENTS  (Continued)

The principal items comprising the difference between income tax expense computed at the Federal statutory rate and the actual provision for income taxes are as follows:

                                                  Year Ended
Dollars in thousands
                                      October 31,   October 31,   October 31,
                                          1996          1995          1994
Statutory rate applied to pretax income
	(35%--1996; 34%--1995; 34%--1994)      $8,138        $6,326        $4,746
Add:
	State taxes
   (net of federal tax benefit)          1,170         1,016           586
	Other, net                                108           193           184
                                        $9,416        $7,535        $5,516
Effective tax rate                        40.5%         40.5%         39.5%


NOTE 9 - ENVIRONMENTAL LIABILITIES

With respect to environmental liabilities, management reviews each individual site, taking into consideration the numerous factors that influence the costs that will likely be incurred. Based on these reviews, McWhorter accrues for potential environmental liabilities. Reserves are adjusted as additional information becomes available to better estimate the total remediation costs at individual sites. While uncertainties exist with respect to the amounts and timing of McWhorter's ultimate environmental liabilities, management believes that such costs, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

Pursuant to the terms of the distribution agreement, McWhorter will retain liability for all costs or liabilities arising from existing or future environmental claims relating to its plants located in Philadelphia, Pennsylvania; Portland, Oregon; and Carpentersville, Illinois. Currently, McWhorter is involved with remedial and other environmental compliance activities at these plant sites. Additionally, McWhorter has been named a potentially responsible party for the remediation of independently operated waste disposal sites previously used by these plants.

At October 31, 1996 the estimated amount of probable environmental liability of the Company is approximately $4,247,000. Cargill has agreed to indemnify McWhorter, subject to certain limitations, for damages resulting from certain environmental matters relating to RPD. As a result of the probable recovery of $2,936,000 from Cargill, McWhorter's net estimated environmental liability is approximately $1,311,000.

NOTE 10 - RETIREMENT BENEFIT PROGRAMS

In February 1994, McWhorter adopted an Employee Stock Ownership Plan (ESOP) and an Employee Savings Plan. These primary retirement benefit programs are defined contribution plans covering the majority of the employees. The total costs of the ESOP were $1,556,000, $570,000 and $1,075,000 in 1996, 1995 and 1994, respectively. The total costs of the Employee Savings Plan were $515,000, $457,000 and $294,000 in 1996, 1995 and 1994, respectively. Contributions are made to the ESOP at the rate of 4 percent of each participant's compensation and additional contributions can be made at the Company's discretion.

The Company also sponsors a defined benefit plan for certain hourly employees. The related pension costs and obligations are not material.

NOTE 11 - STOCK PLANS

The Companys' two stock incentive plans adopted in 1994 and 1996 provide for the granting of options and the issuance of restricted stock, deferred stock and stock appreciation rights of up to 1,050,000 shares of common stock of which 472,427 shares are available for future grants. Options issued to date under these plans have a term of ten years and become fully vested over a period of up to five years. Outstanding options will expire over a period ending no later than September 1, 2006.

A summary of stock option activity for the 1994 and 1996 Stock Incentive Plans follows:

                                         Number of        Average Option
                                          Options        Price Per Share
Options outstanding October 29, 1993
	Granted                                  389,293            $15.95
Options outstanding October 31, 1994      389,293             15.95
	Granted                                   41,935             15.38
	Cancelled                                (21,984)            16.62
Options outstanding October 31, 1995      409,244             15.86
	Granted                                   55,636             15.49
	Exercised                                (14,693)             7.03
	Cancelled                                 (3,802)            18.61
Options outstanding October 31, 1996      446,385             16.09
Options exercisable at October 31, 1996   196,040


Restricted stock performance awards have been granted to key officers under the 1994 plan. These restricted stock awards will vest only if the Company achieves certain financial goals over a three-year performance period. A total of 94,354 restricted shares were issued in 1995 under the performance plan at an average market value of $15.50 per share. The awards were recorded at the market value of the shares at the time the shares were awarded. The total market value of the shares will be charged to compensation expense based on achievement of the related financial goals. After comparing the Company's performance to the financial goals, $250,000 was charged to expense in 1996 and no expense was recorded in 1995.

The Company also issued 1,483, 10,291 and 10,367 restricted and deferred shares in 1996, 1995 and 1994, respectively, with vesting periods of up to three years. Amounts charged to expense were $22,000 in 1996, $159,000 in 1995 and $168,000 in 1994.

In 1996 the Company also established the 1996 Nonemployee Director Stock Option and Award Plan (the "1996 Directors' Plan"). The 1996 Directors' Plan provides for the issuance of up to 50,000 shares of the Company's common stock of which 43,929 shares are available for future grants. Participation in the 1996 Directors' Plan is limited to members of the Board of Directors of the Company who are not salaried officers or employees of the Company or any of its direct or indirect subsidiaries.

At October 31, 1996, 6,071 deferred stock awards had been granted under this plan, and $110,000 was charged to expense in 1996.

Each outstanding common share includes a right to purchase one one-hundredth share of Series A Junior Preferred Participating Stock (Preferred Stock) under certain circumstances. Until exercisable, the rights are not separable from the underlying common shares. The rights only become exercisable if a person or group (an "acquiring person") acquires, or makes an offer to acquire, 15% or more of the Company's common stock without the prior approval of the Company's Board of Directors. The exercise price of each right is $70. If someone becomes an acquiring person, the holder of each right (other than the acquiring person) will be entitled to purchase common stock of the Company having a value of twice the exercise price of the right. In addition, if the Company is acquired in a transaction in which the Company's common stock is exchanged for cash or securities or more than 50% of its consolidated assets or earnings power are sold, each holder (other than the acquiring person) will have the right to purchase common stock of the acquiring company having a market value of twice the exercise price of the right. The rights may be redeemed by the Company at the price of $.01 per right at any time prior to anyone becoming an acquiring person. 150,000 shares of Preferred Stock are reserved for issuance upon exercise of the rights. The Preferred Stock is nonredeemable, with a $100 liquidation preference and 100 votes per share, and is entitled to 100 times the per-share dividends on the common stock.

NOTE 12 - OTHER EXPENSE

Other expense for the first quarter of 1994 included $2,474,000 pretax, $1,497,000 after taxes, or $.14 per share, of expenses associated with the write- down of the Los Angeles resin facility, which was transferred to Valspar during the second quarter at the time the Company acquired the Resin Products Division assets of Cargill Incorporated. The write-down of this facility relates to an impairment in value of the facility and was supported by an independent appraisal.

NOTE 13 - CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position.

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Dollars in thousands,
except per share amounts
                                                        Net     Net Income
                          Net Sales    Gross Profit    Income    Per Share
>
Fiscal 1996 quarter ended:
	January 31               $ 65,240       $ 9,755      $ 2,128     $ .20
	April 30                   76,917        11,632        3,187       .31
	July 31                    87,144        13,996        4,360       .42
	October 31                 86,624        13,381        4,158       .40
                          $315,925       $48,764      $13,833     $1.32
Fiscal 1995 quarter ended:
	January 31               $ 67,309       $ 9,016      $ 1,819     $ .17
	April 30                   79,120        11,024        2,794       .26
	July 31                    82,974        11,269        3,294       .30
	October 31                 81,995        10,856        3,163       .29
                          $311,398       $42,165      $11,070     $1.02

Item 9.	Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure

     			Inapplicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Identification of Directors
    	Incorporated by reference from pages 2-4 of the Proxy Statement section entitled "Election of Directors."

(b) 	Identification of Executive Officers
    	Set forth below are the names, ages and titles of the persons who serve as executive officers of McWhorter:

      	Name		               Age			              Positions
John R. Stevenson	           54    Chairman and Chief Executive Officer
Jeffrey M. Nodland	          41	   President, Chief Operating Officer and
                                   Secretary
Patrick T. Heffernan	        47	   Senior Vice President, Coatings Resins
Kevin W. Brolsma		           42	   Vice President, Powder
Douglas B. Rahrig		          45	   Vice President, Technology
Louise M. Tonozzi-Frederick  40    Vice President and Chief Financial Officer

JOHN R. STEVENSON is Chairman and Chief Executive Officer of the Company. Prior to being named in January 1997 to his current position, Mr. Stevenson was President and Chief Executive Officer of the Company beginning in February 1994. Previously he held the position of Vice President, Special Products Group and Administration of Valspar beginning in August 1992 and Vice President, Administration of Valspar beginning in February 1991.

JEFFREY M. NODLAND is President, Chief Operating Officer, and Secretary of the Company. Prior to being named in January 1997 to his current position, Mr. Nodland was Executive Vice President, Chief Operating Officer, and Secretary of the Company beginning in May 1995. Previously he held the position of Senior Vice President, Chief Financial Officer, Secretary, and Treasurer of the Company beginning in February 1994, and President of McWhorter, Inc. beginning in June 1991.

PATRICK T. HEFFERNAN is Senior Vice President, Coatings Resins of the Company. Prior to being named in February 1994 to his current position, Mr. Heffernan was an Assistant Vice President and General Manager of the Midwest Region of the Resin Products Division of Cargill beginning in January 1986. Mr. Heffernan held various positions with Cargill since January 1968.

KEVIN W. BROLSMA is Vice President, Powder of the Company. Prior to being named in May 1996 to his current position, Mr. Brolsma was Vice President, Operations of the Company beginning in February 1994. Previously he was the General Manager of the Southeast Region of the Resin Products Division of Cargill beginning in January 1990. From January 1988 to January 1990, Mr. Brolsma was the National Accounts Manager and General Sales Manager of the Resin Products Division.

DOUGLAS B. RAHRIG is Vice President, Technology of the Company. Prior to being named in February 1994 to his current position, Dr. Rahrig was Department Manager of the Technology Department of S.C. Johnson & Son, Inc. beginning in February 1993. Dr. Rahrig held various technical and management positions with S.C. Johnson & Son, Inc. since 1985.

LOUISE M. TONOZZI-FREDERICK is Vice President and Chief Financial Officer of the Company. Prior to being named in September 1996 to her current position, Ms. Tonozzi-Frederick was Treasurer and Controller beginning in May 1995. Previously, she was Controller beginning in May 1994, and prior to then was associated with Mallinckrodt Group, Inc. for seven years in various financial positions, most recently as Assistant Controller.

Item 11.  Executive Compensation

Incorporated by reference from pages 6-8 of the Proxy Statement section entitled "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from pages 4-6 of the Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners."

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference from pages 2-8 of the Proxy Statement sections entitled "Election of Directors," "Security Ownership of Certain Beneficial Owners" and "Executive Compensation."

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8- K

(a)	(1)	Financial Statements commence on page 14.
   	(2)	Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulation of the Securities and
        Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
   	(3)	Exhibits:
	       # 3.1 	Certificate of Incorporation, as amended

     		   3.2		By-Laws, as amended

      		# 4.1		Form of Common Stock Certificate

     	 	# 4.2		Rights Agreement

      		*10.1	Distribution Agreement

  	    	*10.2	Environmental Matters Agreement

   	   	#10.3	Amended and Restated Technology License Agreement

   	   	*10.4	Tax Sharing Agreement

      		#10.5	Amended and Restated Master Tolling Agreement

  	    	*10.8	1994 Stock Incentive Plan

     ##10.8.1 Amendment to 1994 Stock Incentive Plan

	       #10.9	Employee Stock Ownership Plan and Trust

 	     #10.10	Employee 401(k) Savings Plan and Trust

  	   **10.11	Sale and Purchase of Assets Agreement between Cargill,
              Incorporated and McWhorter, Inc. dated as of May 19, 1993, as subsequently modified and amended

  	   **10.12	Agreement Containing Consent Order executed as of September 30,
              1993 by the Federal Trade Commission, The Valspar Corporation
              and McWhorter, Inc.

       *10.13 $60,000,000 Credit Agreement dated as of February 1, 1994 among
              McWhorter, Inc., McWhorter Technologies, Inc., the Banks listed therein and Wachovia Bank of Georgia, N.A., as Agent

  	    #10.14	Lease Agreement between McWhorter Technologies, Inc. and The
              Valspar Corporation for the lease to McWhorter of office and laboratory space in Minneapolis, Minnesota

  	    #10.15	Lease Agreement between McWhorter Technologies, Inc. and The
              Valspar Corporation for the lease to Valspar of manufacturing, warehousing, laboratory and office space in Philadelphia,
              Pennsylvania

   	  ##10.16	Indemnification Agreement dated May 17, 1995 between McWhorter
              Technologies, Inc. and John R. Stevenson

  ####10.16.1	Amendment to Indemnification Agreement dated May 17, 1995
              between McWhorter Technologies, Inc. and John R. Stevenson

   	  ##10.17 Indemnification Agreement dated May 17, 1995 between McWhorter
					         Technologies, Inc. and Jeffrey M. Nodland.

  ####10.17.1	Amendment to Indemnification Agreement dated May 17, 1995
              between McWhorter Technologies, Inc. and Jeffrey M. Nodland

   	  ##10.18	Indemnification Agreement dated May 17, 1995 between McWhorter
              Technologies, Inc. and Michelle L. Collins

  ####10.18.1	Amendment to Indemnification Agreement dated May 17, 1995
              between McWhorter Technologies, Inc. and Michelle L. Collins

   	  ##10.19	Indemnification Agreement dated May 17, 1995 between McWhorter
              Technologies, Inc. and Edward M. Giles

  ####10.19.1	Amendment to Indemnification Agreement dated May 17, 1995
              between McWhorter Technologies, Inc. and Edward M. Giles

	     ##10.20	Indemnification Agreement dated May 17, 1995 between McWhorter
              Technologies, Inc. and D. George Harris

  ####10.20.1	Amendment to Indemnification Agreement dated May 17, 1995
              between McWhorter Technologies, Inc. and D. George Harris

   	  ##10.21	Indemnification Agreement dated May 17, 1995 between McWhorter
              Technologies, Inc. and Heinn F. Tomfohrde III

  ####10.21.1	Amendment to Indemnification Agreement dated May 17, 1995
              between McWhorter Technologies, Inc. and Heinn F. Tomfohrde III

    	###10.23 Indemnification Agreement dated December 13, 1995 between
              McWhorter Technologies, Inc. and John G. Johnson, Jr.

  ####10.23.1	Amendment to Indemnification Agreement dated December 13, 1995 between McWhorter Technologies, Inc. and John G. Johnson, Jr.

     			10.24	1996 Incentive Stock Plan

     			10.25	1996 Nonemployee Director Stock Option and Award Plan

     			10.26	Stockholders Agreement for McWhorter Technologies Europe

     			10.27	Deferred Compensation Plan

  		     11.1 Statement regarding computation of net income per share

   		 	  23.1	Consent of Independent Auditors

    			    27	Financial Data Schedules

####	Previously filed as exhibit to the Registrant's Form 10-Q for the quaterly period ended July 31, 1996

 ###	Previously filed as exhibit to the Registrant's Form 10-K Registration
     Statement for the fiscal year ended October 31, 1995

  ##	Previously filed as exhibit to the Registrant's Form 10-Q for the quarterly period ended April 30, 1995.

   #	Previously filed as exhibit to the Registrant's Form 10-K Registration
     Statement for the fiscal year ended October 31, 1994

   *	Previously filed as exhibit to the Registrant's Form S-1 Registration
     Statement (Registration No. 33-75726) originally filed on February 25,
     1994

  **	Previously filed as exhibit to the Registrant's Registration Statement on Form 10 (File No. 1-12638) filed on December 3, 1993

(b)	No reports on Form 8-K were filed during the fourth quarter of 1996.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    						McWHORTER TECHNOLOGIES, INC.
January 27, 1997
                          By: /s/ John R. Stevenson
                      							JOHN R. STEVENSON
                      							Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ John R. Stevenson                         		January 27, 1997
JOHN R. STEVENSON
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Jeffrey M. Nodland                        		January 27, 1997
JEFFREY M. NODLAND
President, Chief Operating Officer,
Secretary and Director

/s/ Louise M. Tonozzi-Frederick               		January 27, 1997
LOUISE M. TONOZZI-FREDERICK
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ D. George Harris                          		January 27, 1997
D. GEORGE HARRIS
Director

/s/ Michelle L. Collins                       		January 27, 1997
MICHELLE L. COLLINS
Director

/s/ Edward M. Giles                           		January 27, 1997
EDWARD M. GILES
Director

/s/ Heinn F. Tomfohrde, III                   		January 27, 1997
HEINN F. TOMFOHRDE, III
Director

/s/ John G. Johnson, Jr.                      		January 27, 1997
JOHN G. JOHNSON, JR.
Director

EXHIBIT 11.1 - Statement regarding computation of net income per share

                                                  Year Ended
                                      October 31,            October 31,
                                         1996                   1995
Primary
	Average common shares outstanding    10,535,456             10,912,348
	Less:  Shares of restricted stock
   awards issued,	not yet vested         (94,354)               (44,604)
	Net effect of dilutive stock options--
   based on the treasury stock method
   using average market price             43,177                 10,582
	Total                                10,484,279             10,878,326
	Net income                          $13,833,000            $11,070,000
	Net income per share                $      1.32            $      1.02

Fully Diluted
	Average common shares outstanding    10,535,456             10,912,348
	Net effect of dilutive stock
   options--based on the treasury
   stock method using the year-end
   market price, if higher than
   average market price                   80,778                 10,582
	Total                                10,616,234             10,922,930
	Net income                          $13,833,000            $11,070,000
	Net income per share                $      1.30            $      1.01
