Form 10-Q
period 1997-01-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 1997-03-10
CIK 915775

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 1997

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


Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,455,598 shares as of February 28, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The accompanying interim financial statements of McWhorter
Technologies, Inc. (the "Company" or "McWhorter") do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in McWhorter's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, are unaudited but include all adjustments that McWhorter's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results for the year. All references to years are to fiscal years ended October 31.

STATEMENTS OF INCOME
                                                  Quarter Ended
                                                   January 31,
Dollars in thousands, except per share amounts
                                                1997         1996
Net sales                                      $71,534      $65,240
Costs and expenses:
  Cost of sales                                 60,686       55,485
  Research                                       2,056        1,794
  Selling, general and administrative            4,035        3,968
  Other expense, net                               238            6
Income from operations                           4,519        3,987
Interest expense, net                              297          411
Income before income taxes                       4,222        3,576
Income tax expense                               1,708        1,448
Net income                                     $ 2,514      $ 2,128
Net income per share (Note 1)                  $   .24      $   .20


          See Notes to Financial Statements

BALANCE SHEETS
(Dollars in thousands, except per share amounts)
                                                January 31,    October 31,
                                                   1997           1996
Assets
Current assets:
  Cash                                           $  1,049       $  1,060
  Accounts receivable                              38,613         47,166
  Inventories  (Note 2)                            23,304         18,151
  Other current assets                              5,936          5,019
                                                   68,902         71,396
Property, plant and equipment                     108,807        107,119
Less accumulated depreciation                      35,846         33,489
  Net property, plant and equipment                72,961         73,630
Other assets                                       10,100          8,228
                                                 $151,963       $153,254
Liabilities & Shareholders' Equity
Current liabilities:
  Short-term debt                                $ 13,338       $  9,995
  Trade accounts payable                           22,011         26,363
  Accrued liabilities                               8,428         10,504
                                                   43,777         46,862
Long-term debt, less current portion               12,130         13,145
Deferred income taxes                              10,884         10,486
Accrued environmental liabilities                   2,766          3,037
Shareholders' equity:
  Common stock (par value $.01 per share;
    authorized 30,000,000 shares; issued
    and outstanding 10,469,718 shares at
    January 31, 1997 and 10,465,940 at
    October 31, 1996)                                 110            110
  Additional paid-in capital                       10,804         10,803
  Retained earnings                                80,076         77,562
  Currency translation adjustments                     39            (74)
     Restricted stock awards                       (1,463)        (1,463)
     Treasury stock, at cost (495,829 shares
       at January 31, 1997 and 499,607
       shares at October 31, 1996)                 (7,160)        (7,214)
                                                   82,406         79,724
                                                 $151,963       $153,254

                 See Notes to Financial Statements

STATEMENTS OF CASH FLOWS
Dollars in thousands
                                                        Quarter Ended
                                                          January 31,
                                                      1997           1996
Operating Activities
Net income                                          $2,514          $2,128
Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation and amortization                      2,375           2,173
  Deferred income taxes                                398             897
  Other, net                                           334             (62)
  Changes in working capital:
    Accounts receivable                              8,553           5,705
    Inventories                                     (5,153)         (6,687)
    Trade accounts payable and accrued liabilities  (6,428)          3,075
    Other current assets                              (917)            123
Net cash provided by operating activities            1,676           7,352

Investing Activities
Capital expenditures                                (1,697)         (1,441)
Investment in joint venture                         (2,343)
Other, net                                                              15
Net cash used by investing activities               (4,040)         (1,426)

Financing Activities
Increase (decrease) in debt, net                     2,328          (3,519)
Purchase of treasury stock                                          (3,936)
Proceeds from exercise of stock options                 25              83
Net cash provided (used) by financing activities     2,353          (7,372)
Decrease in cash                                       (11)         (1,446)
Cash at beginning of period                          1,060           1,904
Cash at end of period                               $1,049         $   458

          See Notes to Financial Statements

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Dollars in thousands, except share amounts

                                                 Additional
                                Common Stock       Paid-in      Retained
                             Shares     Amount     Capital      Earnings
Balance October 31, 1996   10,465,940    $110      $10,803      $77,562
     Net income                                                   2,514
     Issuance of common
      stock for restricted
      stock awards              1,500                    8
     Exercise of stock options  2,278                   (7)

Balance January 31, 1997   10,469,718    $110      $10,804      $80,076

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (CONTINUED)
                                 Currency       Restricted
                                 Translation      Stock       Treasury
                                 Adjustments      Award        Stock
Balance October 31, 1966          $ (74)         $(1,463)     $(7,214)
  Net income
  Issuance of common stock
     for restricted stock
     awards                                                        22
  Exercise of stock options                                        32
  Currency translation
     adjustments                    113
Balance January 31, 1997          $  39          $(1,463)     $(7,160)

          See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

1. Net income per share amounts were computed on the basis of the weighted average number of common and common equivalent shares outstanding. Such weighted average shares used in the computations were 10,493,031 and 10,624,682 for the quarters ended January 31, 1997 and 1996, respectively.

2.      The major classes of inventories consist of the following:

Dollars in thousands
                                          January 31,      October 31,
                                              1997            1996
Manufactured products                      $14,945           $11,916
Raw materials, supplies and
  work-in-process                            8,359             6,235
                                           $23,304           $18,151

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

The following discussion and analysis of results of operations and financial condition of McWhorter should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996. Except for historical information contained herein, certain matters set forth in this Form 10-Q are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

Results of Operations

Net sales for the first quarter were $71,534,000, a 10 percent increase from last year's first quarter net sales of $65,240,000. The increase reflects a 15 percent volume increase offset by 3 percent price and 2 percent mix decreases. In the first quarter of 1997 volume was much stronger than a year ago mainly in the architectural coatings market and Composite Polymers business.
The Company is optimistic about continued volume growth for the remainder of 1997.

The Company's gross profit margin for the first quarter of 1997 was 15.2 percent compared to 15.0 percent in last year's first quarter. Current year margins were favorably impacted by a number of ongoing internal process improvements. These favorable effects were partially offset by negative price comparisons and lower margin product mix in the quarter.

Operating expenses (research, selling, general and administrative) for the first quarter were 8.5 percent of sales compared to 8.8 percent in the prior year first quarter. Higher actual expenses compared to last year were primarily the result of additional research personnel.

In February of 1997, the Company announced plans to construct a 35,000 square foot laboratory facility in Carpentersville, Illinois. The projected cost of this new facility is $5,500,000, and is scheduled to open in the spring of 1998. As a result of this project, the Company will be closing the facility that is currently leased in Minneapolis. Employees from product development and technical support groups will be relocated to the new facility to serve
McWhorter's Liquid Coatings, Powder Coatings and Composite
Polymer businesses. Approximately 36 employees in Research and Development and Information Technology services will be impacted by the closing.

In total, the Company expects to incur approximately $1,300,000 of pretax charges to operating earnings, $773,500 after taxes, or eight cents per share related to this move. Due to the Company's decision in February, an after-tax charge of two to four cents per share is expected to be recorded in the second quarter of 1997 for costs associated with the estimated amount of termination benefits to be paid to certain employees. The Company also expects to record an after-tax charge, primarily in the second quarter of 1998, of three to five cents per share for costs to be incurred in connection with the relocation of existing employees, hiring of new employees, and costs related to moving equipment from Minneapolis to Carpentersville.

Interest expense was down 28 percent from last year's first quarter reflecting a reduction in debt levels of $3,000,000 from January 31, 1996 and lower average interest rates.

The effective tax rate was 40.5 percent in 1997 and 1996.

Net income for the first quarter was $2,514,000, or $.24 per share, a 20 percent per-share increase over last year's first quarter net income of $2,128,000, or $.20 per share.

Financial Condition

In the first quarter of 1997 operations generated cash of $1,676,000 compared to $7,352,000 in the first quarter of 1996. The difference was primarily from changes in working capital. The
Company's current ratio was 1.6 at January 31, 1997.

Investing activities used cash of $4,040,000 in the first quarter of 1997 compared to $1,426,000 in the first quarter of 1996. The increase was primarily because the Company made its initital funding of its equity portion of the joint venture in McWhorter Technologies Thailand Company, Ltd. (McWhorter Thailand) in the amount of $2,343,000 in the first quarter of 1997. This 40 percent equity investment is accounted for under the equity method, and is carried as a long-term investment in other assets on the balance sheet. Capital expenditures of $1,697,000 and $1,441,000 in the first quarter of 1997 and 1996, respectively, were primarily for productivity improvements. Capital spending for fiscal year 1997 is currently anticipated to be approximately $9,000,000.

Financing activities provided cash of $2,353,000 in the first quarter of 1997 compared to using cash of $7,372,000 in the first quarter of 1996. Debt as a percentage of invested capital was 23.6 percent at January 31, 1997, up slightly from 22.5 percent at October 31, 1996. Total debt increased to $25,468,000 at January 31, 1997 from $23,140,000 at October 31, 1996. This increase was primarily attributed to the Company's funding of its equity investment in McWhorter Thailand. In the first quarter of 1996, the Company paid down debt of $3,519,000 and purchased treasury stock for $3,936,000.

The Board of Directors of the Company has adopted a resolution authorizing the repurchase by the Company of up to an aggregate of 500,000 shares of its common stock over a twelve-month period ending in February 1998. As of February 28, 1997, the Company had acquired 28,420 of these shares at a total cost of $553,000.

The Company has a $60,000,000 unsecured revolving credit facility that terminates on February 10, 1999. At January 31, 1997, $50,000,000 was available under this facility. The credit facility and internally generated funds are expected to be adequate to finance McWhorter's capital expenditures and other operating requirements.

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

PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.
      (a)  Exhibits:

         11.1  Statement regarding computation of net
               income per share

         27    Financial Data Schedules

      (b) No reports on Form 8-K were filed during the first quarter of 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   McWhorter Technologies, Inc.

                                   /s/ Louise M. Tonozzi-Frederick
                                   Vice President and Chief Financial Officer
Date:  March 10, 1997

EXHIBIT 11.1 - Statement regarding computation of net income per share

                                                Quarter Ended
                                                 January 31,
                                              1997         1996
Primary
Average common shares outstanding         10,467,440    10,712,144
Less:  Shares of restricted stock
   awards issued, not yet vested             (94,354)      (94,354)
Net effect of dilutive stock options--
  based on the treasury stock method
  using average market price                 119,945         7,892
Total                                     10,493,031    10,625,682
Net income                                $2,514,000    $2,128,000
Net income per share                      $      .24    $      .20

Fully Diluted
Average common shares outstanding         10,467,440    10,712,144
Net effect of dilutive stock options--
  based on the treasury stock method
  using the ending market price, if
  higher than average market price           143,224         7,892
Total                                     10,610,664    10,720,036
Net income                                $2,514,000    $2,128,000
Net income per share                      $      .24    $      .20










