Form 10-Q
period 1997-04-30
MCWHORTER TECHNOLOGIES INC /DE/
filed 1997-06-11
CIK 915775

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1997

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,361,013 shares as of May 31, 1997.

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


STATEMENTS OF INCOME
Dollars in thousands, except per share amounts

                                  Quarter Ended             Six Months Ended
                                    April 30,                   April 30,
                                 1997       1996              1997      1996
Net sales                      $80,882    $76,917          $152,416  $142,157
Costs and expenses:
   Cost of sales                68,145     65,285           128,831   120,770
   Research                      2,068      1,878             4,124     3,672
     Selling, general and
       administrative            3,922      3,954             7,957     7,922
     Other expense, net (Note 1)   726         14               964        20
Income from operations           6,021      5,786            10,540     9,773
Interest expense, net              364        433               661       844
Income before income taxes       5,657      5,353             9,879     8,929
Income tax expense (Note 2)      1,781      2,166             3,489     3,614
Net income                     $ 3,876    $ 3,187          $  6,390  $  5,315
Net income per share (Note 3)  $   .37    $   .31          $    .61  $    .51


                     See Notes to Financial Statements

BALANCE SHEETS
Dollars in thousands, except per share amounts
                                            April 30,       October 31,
                                              1997             1996
Assets
Current assets:
  Cash                                      $  1,461        $  1,060
  Accounts receivable                         46,479          47,166
  Inventories  (Note 4)                       23,242          18,151
  Other current assets                         5,907           5,019
                                              77,089          71,396
Property, plant and equipment                111,495         107,119
Less accumulated depreciation                 38,247          33,489
  Net property, plant and equipment           73,248          73,630
Other assets                                   9,407           8,228
                                            $159,744        $153,254

Liabilities & Shareholders' Equity
Current liabilities:
  Short-term debt                           $  7,697        $  9,995
  Trade accounts payable                      25,580          26,363
  Accrued liabilities                         10,259          10,504
                                              43,536          46,862
Long-term debt, less current portion          19,123          13,145
Deferred income taxes                         11,299          10,486
Accrued environmental liabilities              2,456           3,037

Shareholders' equity:
  Common stock (par value $.01 per share;
    authorized 30,000,000 shares; issued
    and outstanding 10,353,520 shares at
    April 30, 1997 and 10,465,940 at
    October 31, 1996)                            110             110
  Additional paid-in capital                  10,805          10,803
  Retained earnings                           83,952          77,562
  Currency translation adjustments              (440)            (74)
  Restricted stock awards                     (1,463)         (1,463)
  Treasury stock, at cost (612,027 shares
    at April 30, 1997 and 499,607 shares
    at October 31, 1996)                      (9,634)         (7,214)
                                              83,330          79,724
                                            $159,744        $153,254

                    See Notes to Financial Statements

STATEMENTS OF CASH FLOWS
Dollars in thousands
                                                       Six Months Ended
                                                          April 30,
                                                    1997           1996
Operating Activities
Net income                                        $ 6,390        $ 5,315
Adjustments to reconcile net income to net cash
  provided by operating activities:
          Depreciation and amortization             4,790          4,388
          Deferred income taxes                        62          2,720
          Other, net                                  211           (230)
          Changes in working capital:
               Accounts receivable                    687           (674)
               Inventories                         (5,091)        (8,631)
               Trade accounts payable &
                  accrued liabilities              (1,028)         6,616
               Other current assets                  (137)          (823)
Net cash provided by operating activities           5,884          8,681

Investing Activities
Capital expenditures                               (4,372)        (3,263)
Investment in joint venture                        (2,343)
Other, net                                                            20
Net cash used by investing activities              (6,715)        (3,243)

Financing Activities
Increase in debt, net                               3,680            662
Purchase of treasury stock                         (2,476)        (5,447)
Proceeds from exercise of stock options                28            102
Net cash provided (used) by financing activities    1,232         (4,683)
Increase in cash                                      401            755
Cash at beginning of period                         1,060          1,904
Cash at end of period                             $ 1,461        $ 2,659

                      See Notes to Financial Statements

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Dollars in thousands, except share amounts
                                                     Additional
                                      Common Stock    Paid-In     Retained
                                    Shares   Amount   Capital     Earnings
Balance October 31, 1996         10,465,940   $110    $10,803     $77,562
     Net income                                                     6,390
     Issuance of common stock
       for restricted stock awards    1,500                 8
     Exercise of stock options        2,402                (6)
     Purchase of treasury stock    (116,322)
     Currency translation
       adjustments
Balance April 30, 1997           10,353,520   $110    $10,805     $83,952

Statement of Changes in Shareholders' Equity (continued)
                                  Currency       Restricted
                                 Translation       Stock        Treasury
                                 Adjustments       Awards         Stock
Balance October 31, 1996            $(74)        $(1,463)       $(7,214)
  Net income
  Issuance of common stock for
    restricted stock awards                                          22
  Exercise of stock options                                          34
  Purchase of treasury stock                                     (2,476)
  Currency translation adjustments  (366)
Balance April 30, 1997             $(440)        $(1,463)       $(9,634)

                  See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

1. Second quarter results for 1997 included a pretax charge of $615,000 ($366,000 after taxes, or $.04 per share) for certain costs, primarily severance, related to the Company's upcoming relocation of the Minneapolis research facility to Carpentersville in the first half of 1998. Additionally, the results included a pretax charge of $196,000 ($117,000 after taxes, or $.01 per share) for the write-off of a tax related receivable.

2. Second quarter results for 1997 included a tax benefit of $591,000 ($.06 per share) that resulted from the conclusion of an income tax audit for the period prior to the Company s spin-off in 1994.

3. Net income per share amounts were computed on the basis of the weighted average number of common and common equivalent shares outstanding. Such weighted average shares used in the computations were 10,445,117 and 10,411,226 for the quarters ended April 30, 1997 and 1996, respectively, and 10,469,426 and 10,514,221 for the six months ended April 30, 1997 and 1996, respectively.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share , which is required to be adopted for financial statements for periods ending after December 15,1997. The Company will be required to change the method currently used to compute earnings per share to restate all prior periods. The Company s primary earnings per share as reflected in the accompanying condensed consolidated statements of income are not materially different
   from basic   and diluted earnings per share calculated under the new
   methodology.

4. The major classes of inventories consist of the following:

Dollars in thousands
                                               April 30,       October 31,
                                                 1997             1996
Manufactured products                          $15,549           $11,916
Raw materials, supplies and work-in-process      7,693             6,235
                                               $23,242           $18,151

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

Results of Operations

Net sales increased 5.2 percent in the second quarter to $80,882,000 compared to $76,917,000 in the same period of 1996.
For the six months, net sales were $152,416,000, a 7.2 percent increase versus net sales of $142,157,000 in the comparable period a year ago. The increase in net sales in the second quarter was primarily due to a 9 percent volume increase, offset by 2 percent price and 2 percent mix decreases. For the six months, the increase in net sales was due to an 11 percent volume increase, offset by 2 percent price and 2 percent mix decreases. Volume improved in large part due to strong activity with national accounts.

The Company's gross profit margin for the second quarter of 1997 was 15.7 percent compared to 15.1 percent in last year's second quarter. For the six months, the gross profit margin was 15.5 percent versus 15.0 percent for the comparable period a year ago. Current year margins were favorably impacted by the combination of stability in raw material costs and cost reductions achieved through a number of ongoing internal process improvements.
These favorable effects were partially offset by lower sales prices and higher sales of resin for the decorative market which are typically lower margin, compared to the prior year periods.

Operating expenses (research, selling, general and administrative) for the second quarter were 7.4 percent of sales compared to 7.6 percent in the prior year second quarter. For the six months, operating expenses were
7.9 percent of sales compared to 8.2 percent for the same period a year ago. Higher actual expenses compared to the prior year were primarily the result of additional research personnel.

In February of 1997, the Company announced plans to construct a 35,000 square foot laboratory facility in Carpentersville, Illinois. The projected cost of this new facility is $5,500,000, and is scheduled to open in the spring of 1998. As a result of this project, the Company will be closing the facility that is currently leased in Minneapolis. Employees from product development and technical support groups will be relocated to the new facility to serve McWhorter s Liquid Coatings, Powder Coatings and Composite Polymer businesses. Approximately 36 employees in Research and Development and Information Technology Services will be impacted by the closing.

In total, the Company expects to incur approximately $1,300,000 of pretax charges to operating earnings, $773,500 after taxes, or $.08 per share related to this move. Due to the Company's decision in February, an after tax charge of $.04 per share was recorded in the second quarter of 1997 primarily for costs associated with the estimated amount of termination benefits to be paid to certain employees. The Company also expects to record an after-tax charge, primarily in the second quarter of 1998, of $.03 to $.05 per share for costs to be incurred in connection with the relocation of existing employees, hiring of new employees, and costs related to moving equipment from Minneapolis to Carpentersville.

Other expense for the second quarter and first six months of 1997 included $615,000 of expenses for certain costs, primarily severance, related to the Company s upcoming relocation of the Minneapolis research facility to Carpentersville. Additionally, the 1997 results included an expense of $196,000 for the write-off of a tax related receivable.

Net interest expense decreased $69,000, or 16 percent, and $183,000, or 22 percent, for the second quarter and first six months of 1997, respectively, compared to the same periods in 1996.
These comparisons reflect a reduction in total debt of approximately $6 million from April 30, 1996.

The effective tax rate for the second quarter and first six months of 1997 was 31.5 percent and 35.3 percent, respectively, versus 40.5 percent in the comparable periods a year ago. Refer to Note 2 of Notes to Financial Statements for discussion of the tax benefit recorded in the second quarter of 1997.

Net income for the second quarter was $3,876,000, or $.37 per share, a per-share increase of 19 percent over last year's second quarter net income of $3,187,000, or $.31 per share. For the six months, net income was $6,390,000, or $.61 per share, a per-share increase of 20 percent over last year's six month net income of $5,315,000, or $.51 per share. The second quarter and first six months of 1997 included a positive net effect of $.01 per share for certain nonrecurring items. Refer to Note 1 and Note 2 of Notes to Financial Statements for discussion of these items.

Financial Condition

In the first six months of 1997 cash generated by operations was $5,884,000 compared to $8,681,000 in the comparable period a year ago. The difference was primarily from changes in working capital, and a lower deferred tax provision recorded in the current year compared to the prior year due to the recording of deferred tax assets associated with the tax benefit taken in the second quarter of 1997. The Company's current ratio was 1.8 at April 30, 1997 compared to 1.5 at October 31, 1996.

Investing activities used cash of $6,715,000 in the first six months of 1997 compared to $3,243,000 in the comparable period a year ago. The increase was primarily because the Company made its initial funding of its equity portion of the joint venture in McWhorter Technologies Thailand Company, Ltd. (McWhorter
Thailand) in the amount of $2,343,000 in the first quarter of 1997.
This 40 percent equity investment is accounted for under the equity method, and is carried as a long-term investment in other assets on the balance sheet. Capital expenditures of $4,372,000 and $3,263,000 in the first six months of 1997 and 1996, respectively, were primarily for productivity improvements. Capital spending for fiscal year 1997 is currently anticipated to be approximately $9,000,000.

Financing activities provided cash of $1,232,000 in the first six months of 1997 compared to using cash of $4,683,000 in the comparable period a year ago. Debt as a percentage of invested capital was 24.3 percent at April 30, 1997, up from 22.5 percent at October 31, 1996. Total debt increased to $26,820,000 at April 30, 1997 from $23,140,000 at October 31, 1996. This increase was primarily attributed to the Company s funding of its equity investment in McWhorter Thailand in the amount of $2,343,000, and the repurchase of common stock for treasury at a total cost of $2,476,000. In the first half of 1996, the Company spent $5,447,000 to purchase treasury stock.

The Board of Directors of the Company has adopted a resolution authorizing the repurchase by the Company of up to an aggregate of 500,000 shares of its common stock over a twelve-month period ending in February 1998. As of May 31, 1997, the Company had acquired 130,622 of these shares at a total cost of $2,712,000.

The Company has a $60,000,000 unsecured revolving credit facility that terminates on February 10, 1999. At April 30, 1997, $43,000,000 was available under this facility. The credit facility and internally generated funds are expected to be adequate to finance McWhorter's capital expenditures and other operating requirements.

With respect to environmental liabilities, management reviews each site, taking into consideration the numerous factors that influence the costs that will likely be incurred. Reserves are adjusted as additional information becomes available to better estimate the total remediation costs at individual sites. While uncertainties exist with respect to the amounts and timing of McWhorter's ultimate environmental liabilities, management believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On February 19, 1997, the annual meeting of stockholders of the Company was held. The following individuals were elected directors at the meeting and the voting results were as follows:

   Directors                            Votes For       Votes Withheld
D. George Harris                        7,021,770          21,345
Michelle L. Collins                     7,024,148          18,967
Edward M. Giles                         7,025,626          17,489
John G. Johnson, Jr.                    7,021,838          21,277
Jeffrey M. Nodland                      7,016,725          26,390
John R. Stevenson                       7,019,039          24,076
Heinn F. Tomfohrde, III                 7,020,087          23,028


In addition, the following proposal was submitted to stockholders as described in the Company's Proxy Statement dated January 8, 1997 and was voted upon and approved by the stockholders at the meeting, with the voting results as follows:


Proposal                          Votes For      Votes Against    Abstentions
Ratification of Ernst & Young
 LLP as auditors                  6,999,242          41,063           2,810


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:

               11.1  Statement regarding computation of net income per share
               27    Financial Data Schedules

          (b) No reports on Form 8-K were filed during the second quarter of 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   McWhorter Technologies, Inc.


                                   /s/ Louise M. Tonozzi-Frederick
                                   Louise M. Tonozzi-Frederick
                                   Vice President and Chief Financial Officer

Date:  June 11, 1997

EXHIBIT 11.1 - Statement regarding computation of net income per share
                                       Quarter Ended        Six Months Ended
                                          April 30,             April 30,
                                      1997       1996        1997       1996
Primary
Average common shares outstanding 10,415,153 10,482,335 10,441,729 10,598,502
Less:  Shares of restricted stock
 awards issued, not yet vested       (94,354)   (94,354)   (94,354)   (94,354)
Net effect of dilutive stock
  options--based on the treasury
  stock method using average market
  price                              124,318     23,245    122,051     10,073
Total                             10,445,117 10,411,226 10,469,426 10,514,221
Net income                        $3,876,000 $3,187,000 $6,390,000 $5,315,000
Net income per share              $      .37 $      .31 $      .61 $      .51

Fully Diluted
Average common shares outstanding 10,415,153 10,482,335 10,441,729 10,598,502
Net effect of dilutive stock
  options--based on the treasury
  stock method using ending market
  price, if higher than average
  market price                       134,434     48,590    134,039     49,965
Total                             10,549,587 10,530,925 10,575,768 10,648,467
Net income                        $3,876,000 $3,187,000 $6,390,000 $5,315,000
Net income per share              $      .37 $      .30 $      .60 $      .50
