Form 10-Q
period 1997-07-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 1997-09-11
CIK 915775

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1997

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


Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,352,826 shares as of August 31, 1997.

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

STATEMENTS OF INCOME


                                  Quarter Ended        Nine Months Ended
                                      July 31,              July 31,
Dollars in thousands, except
per share amounts                 1997       1996        1997        1996

Net sales                         $85,581    $87,144     $237,997    $229,301
Costs and expenses:
   Cost of sales                   71,018     73,148      199,849     193,918
   Research                         2,131      2,078        6,255       5,750
     Selling, general and
       administrative               4,139      4,150       12,096      12,072
     Other (income) expense,
       net (Note 1)                   (94)        19          870          39
Income from operations              8,387      7,749       18,927      17,522
Interest expense, net                 366        418        1,027       1,262
Income before income taxes          8,021      7,331       17,900      16,260
Income tax expense (Note 2)         3,189      2,971        6,678       6,585
Net income                        $ 4,832    $ 4,360      $11,222     $ 9,675
Net income per share (Note 4)     $   .46    $   .42      $  1.07     $   .92


          See Notes to Financial Statements


BALANCE SHEETS


(Dollars in thousands, except per share amounts)
                                          July 31,        October 31,
                                            1997             1996
Assets
Current assets:
  Cash (Note 3)                           $ 48,561         $ 1,060
  Accounts receivable                       45,491          47,166
  Inventories  (Note 5)                     21,469          18,151
  Other current assets                       7,265           5,019
                                           122,786          71,396
Property, plant and equipment              113,630         107,119
Accumulated depreciation                   (40,624)        (33,489)
  Net property, plant and equipment         73,006          73,630
Other assets                                 8,618           8,228
                                          $204,410        $153,254
Liabilities & Shareholders' Equity
Current liabilities:
  Short-term debt                         $  9,748        $  9,995
  Trade accounts payable                    22,845          26,363
  Accrued liabilities                       12,269          10,504
                                            44,862          46,862
Long-term debt, less current portion
  (Note 3)                                  58,123          13,145
Deferred income taxes                       11,846          10,486
Accrued environmental liabilities            2,201           3,037
Shareholders' equity:
  Common stock (par value $.01 per share;
    authorized 30,000,000 shares; issued
    and outstanding 10,352,333 shares at
    July 31, 1997 and 10,465,940 at
    October 31, 1996)                          110             110
  Additional paid-in capital                10,866          10,803
  Retained earnings                         88,784          77,562
     Currency translation adjustments       (1,020)            (74)
  Restricted stock awards                   (1,633)         (1,463)
     Treasury stock, at cost (613,214
       shares at July 31, 1997 and 499,607
       shares at October 31, 1996)          (9,729)         (7,214)
                                            87,378          79,724
                                          $204,410        $153,254

         See Notes to Financial Statements


STATEMENTS OF CASH FLOWS

                                                Nine Months Ended
                                                     July 31,
Dollars in thousands
                                                 1997         1996
Operating Activities
Net income                                       $11,222      $ 9,675
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                  7,236        6,692
    Deferred income taxes                            609        4,080
    Other, net                                       203         (277)
    Changes in working capital:
       Accounts receivable                         1,675        (5,661)
       Inventories                                (3,318)      (10,000)
       Trade accounts payable & accrued
         liabilities                              (1,753)       11,661
       Other current assets                       (1,495)          977
Net cash provided by operating activities         14,379        17,147

Investing Activities
Capital expenditures                              (6,614)       (4,779)
Investment in joint venture                       (2,343)
Other, net                                                          24
Net cash used by investing activities             (8,957)       (4,755)

Financing Activities
Increase (decrease) in debt, net                  44,731        (8,258)
Purchase of treasury stock                        (2,683)       (5,667)
Proceeds from exercise of stock options               31           102
Net cash provided (used) by financing activities  42,079       (13,823)
Increase (decrease) in cash                       47,501        (1,431)
Cash at beginning of period                        1,060         1,904
Cash at end of period                            $48,561       $   473

          See Notes to Financial Statements


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Dollars in thousands, except share amounts

                                   Common Stock
                                                               Additional
                                                                Paid-in
                                     Shares        Amount       Capital
Balance October 31, 1996             10,465,940    $110         $10,803
     Net income
     Issuance of common stock
       for restricted stock awards        8,993                      69
     Exercise of stock options            2,622                      (6)
     Purchase of treasury stock        (125,222)
     Currency translation adjustments

Balance July 31, 1997                10,352,333    $110         $10,866


                                           Currency     Restricted
                              Retained     Translation    Stock      Treasury
                              Earnings     Adjustments    Awards       Stock
Balance October 31, 1996      $77,562      $  ( 74)     $(1,463)     $(7,214)
  Net income                   11,222
  Issuance of stock for
    restricted stock awards                                (170)         131
  Exercise of stock options                                               37
  Purchase of treasury stock                                          (2,683)
  Currency translation adjustments            (946)

Balance July 31, 1997         $88,784      $(1,020)     $(1,633)     $(9,729)


          See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

1. Nine month results for 1997 included a pretax charge of $615,000 ($366,000 after taxes, or $.04 per share) for certain costs, primarily severance, related to the Company's upcoming relocation of the Minneapolis research facility to
   Carpentersville in the first half of
   1998. Additionally, the results included a pretax charge of $196,000 ($117,000 after taxes, or $.01 per share) for the
   write-off of a tax related receivable.

2. Nine month results for 1997 included a tax benefit recorded in the second quarter of $591,000 ($.06 per share) that resulted from the conclusion of an income tax audit for the period prior to the Company s spin-off in 1994.

3. July 31, 1997 debt and cash levels
   reflect borrowing to fund the August 1,
   1997 acquisition of Syntech S.p.A., a
   privately-owned Italian-based liquid and powder resins company.

4. Net income per share amounts were
   computed on the basis of the weighted
   average number of common and common
   equivalent shares outstanding.  Such
   weighted average shares used in the
   computations were 10,397,611 and
   10,430,434 for the quarters ended July
   31, 1997 and 1996, respectively, and
   10,474,193 and 10,486,971 for the nine
   months ended July 31, 1997 and 1996,
   respectively.

5. The major classes of inventories consist of the following:


Dollars in thousands

                                                 July 31,       October 31,
                                                   1997            1996
Manufactured products                            $14,293         $11,916
Raw materials, supplies and work-in-process        7,176           6,235
                                                 $21,469         $18,151


6. In February 1997, the Financial
   Accounting Standards Board issued
   Statement of Financial Accounting
   Standard No. 128,  Earnings Per Share ,
   which is required to be adopted for
   financial statements for periods ending
   after December 15, 1997.  The Company
   will be required to change the method
   currently used to compute earnings per
   share to restate all prior periods.  The
   Company s primary earnings per share as
   reflected in the accompanying statements of income are not materially different from basic and diluted earnings per share calculated under the new methodology.

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

Results of Operations

Net sales decreased 2 percent in the third
quarter to $85,581,000 compared to
$87,144,000 in the same period of 1996.  For
the nine months, net sales were $237,997,000,
a 4 percent increase versus net sales of
$229,301,000 in the comparable period a year
ago.  The decrease in net sales in the third
quarter was due primarily to a decrease in
volume, while price and mix remained flat.
Volume was off in the quarter due primarily
to the loss of low margin industrial toll
business.   For the nine months, the increase
in net sales was due to 6 percent volume and 1 percent mix increases, offset by a 3 percent price decrease. Volume improvement for the nine month period was due in large part to growth with national accounts.

The Company's gross profit margin for the third quarter of 1997 was 17.0 percent compared to 16.1 percent in last year's third quarter. For the nine months, the gross profit margin was 16.0 percent versus
15.4 percent for the comparable period a year ago.
Current year margins were favorably impacted by the combination of stability in raw material costs and cost reductions achieved through a number of ongoing internal process improvements. These favorable effects were partially offset by lower sales prices and higher sales of resin for the architectural market which are typically lower margin, compared to the prior year periods.

Operating expenses (research, selling,
general and administrative) for the third quarter were 7.3 percent of sales compared to
7.1 percent in the prior year third quarter.
For the nine months, operating expenses were
7.7 percent of sales compared to 7.8 percent for the same period a year ago. Higher actual expenses compared to the prior year were primarily the result of additional research personnel.

In February of 1997, the Company announced plans to construct a 41,900 square foot laboratory facility in Carpentersville,
Illinois. The projected cost of this new facility is $6,800,000, and is scheduled to open in the spring of 1998. As a result of this project, the Company will be closing the facility that is currently leased in Minneapolis. Employees from product development and technical support groups will be relocated to the new facility to serve
McWhorter s Liquid Coatings, Powder Coatings and Composite Polymer businesses.
Approximately 36 employees in Research and Development and Information Technology
Services will be impacted by the  closing.

In total, the Company expects to incur
approximately $1,300,000 of pretax charges to operating earnings, $773,500 after taxes, or $.08 per share related to this move. Due to the Company s decision in February, an after tax charge of $.04 per share was recorded in the second quarter of 1997 primarily for costs associated with the estimated amount of termination benefits to be paid to certain employees. The Company also expects to record an after-tax charge, primarily in the second quarter of 1998, of $.03 to $.05 per share for costs to be incurred in connection with the relocation of existing employees, hiring of new employees, and costs related to moving equipment from Minneapolis to Carpentersville.

Other expense in the nine month period of 1997 included $615,000 of expenses for certain costs, primarily severance, related to the Company s upcoming relocation of the Minneapolis research facility to
Carpentersville. Additionally, the 1997 nine month results included an expense of $196,000 for the write-off of a tax related receivable.

On August 1, 1997 the Company completed its acquisition of Syntech S.p.A., a privately-owned Italian-based liquid and powder resins company with 1996 sales of approximately $85 million.

Higher debt and cash levels at July 31, 1997
reflect borrowing to fund the August 1, 1997 acquisition of Syntech S.p.A.

Net interest expense decreased $52,000, or 12 percent, and $235,000, or 19 percent, for the third quarter and first nine months of 1997, respectively, compared to the same periods in 1996. These comparisons reflect a reduction in total debt, excluding the acquisition borrowing of $48 million, of approximately $4 million from July 31, 1996.

The effective tax rate for the third quarter and first nine months of 1997 was 39.8 percent and 37.3 percent, respectively, versus 40.5 percent in the comparable periods a year ago. Refer to
Note 2 of Notes to Financial Statements for discussion of the tax benefit recorded in the second quarter of 1997.

Net income for the third quarter was
$4,832,000, or $.46 per share, a per-share increase of 10 percent over last year's third quarter net income of $4,360,000, or $.42 per share. For the nine months, net income was $11,222,000, or $1.07 per share, a per-share increase of 16 percent over last year's nine month net income of $9,675,000, or $.92 per share. The first nine months of 1997 included a positive net effect of $.01 per share for certain nonrecurring items. Refer to Note 1 and Note 2 of Notes to Financial Statements for discussion of these items.

Financial Condition

In the first nine months of 1997 cash
generated by operations was $14,379,000
compared to $17,147,000 in the comparable period a year ago. The difference was primarily from changes in working capital, and a lower deferred tax provision recorded in the current year compared to the prior year due to the recording of deferred tax assets associated with the tax benefit taken in the second quarter of 1997. The Company's current ratio was 2.7 at July 31, 1997 compared to 1.5 at October 31, 1996. The increase in the current ratio was due to the $48 million borrowed on July 31, 1997 to fund the August 1, 1997 acquisition of Syntech S.p.A.

Investing activities used cash of $8,957,000 in the first nine months of 1997 compared to $4,755,000 in the comparable period a year ago. The increase was primarily because the Company made its initial funding of its equity portion of the joint venture in McWhorter Technologies Thailand Company, Ltd.
(McWhorter Thailand) in the amount of
$2,343,000 in the first quarter of 1997.
This 40 percent equity investment is
accounted for under the equity method, and is carried as a long-term investment in other assets on the balance sheet. Capital expenditures of $6,614,000 and $4,779,000 in the first nine months of 1997 and 1996,
respectively, were primarily for productivity improvements. Capital spending for fiscal year 1997 is currently anticipated to be between $9,000,000 and $10,000,000.

Financing activities provided cash of
$42,079,000 in the first nine months of 1997 compared to using cash of $13,823,000 in the comparable period a year ago. Debt as a percentage of invested capital was 43.7 percent at July 31, 1997, up from 22.5
percent at October 31, 1996. Total debt increased to $67,871,000 at July 31, 1997 from $23,140,000 at October 31, 1996.  This
increase was primarily attributed to the borrowing of $48 million to fund the August
1, 1997 acquisition of Syntech S.p.A., the
Company s funding of its equity investment in McWhorter Thailand in the amount of $2,343,000, and the repurchase of common stock for treasury at a total cost of $2,683,000. In the first nine months of 1996, the Company spent $5,667,000 to purchase treasury stock.

The Board of Directors of the Company has adopted a resolution authorizing the repurchase by the Company of up to an aggregate of 500,000 shares of its common stock over a twelve-month period ending in February 1998. As of August 31, 1997, the
Company had acquired 139,522 of these shares at a total cost of $2,920,000.

The Company has a $150,000,000 unsecured revolving credit facility that terminates on July 30, 2002. At July 31, 1997, $94,000,000 was available under this facility.  The
credit facility and internally generated funds are expected to be adequate to finance
McWhorter's capital expenditures and other operating requirements.

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
      (a)  Exhibits:

         10.28 $150,000,000 Credit Agreement
               dated July 30, 1997 among McWhorter
               Technologies, Inc., the Banks
               listed therein and Wachovia Bank of
               Georgia, N.A., as agent
         11.1  Statement regarding
               computation of net income per
               share
         27    Financial Data Schedules

      (b)      Form 8-K dated August 11, 1997
               regarding acquisition of
               Syntech S.p.A.

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   McWhorter Technologies, Inc.


                                   /s/ Louise M. Tonozzi-Frederick
                                   Louise M. Tonozzi-Frederick
                                   Vice President and Chief Financial Officer
Date:  September 11,1997

EXHIBIT 11.1 - Statement regarding computation of net income per share
                                   Quarter Ended         Nine Months Ended
                                      July 31,                July 31,
                                  1997        1996        1997        1996
Primary
Average common shares
  outstanding                 10,357,030   10,480,240  10,445,329  10,558,794
Less:  Shares of restricted
  stock  awards issued,
  not yet vested                (101,847)     (94,354)    (98,828)    (94,354)
Net effect of dilutive
stock options--
  based on the treasury
  stock method using average
  market price                   142,428       44,548     127,692      22,531
Total                         10,397,611   10,430,434  10,474,193  10,486,971
Net income                    $4,832,000   $4,360,000 $11,222,000  $9,675,000
Net income per share          $      .46   $      .42 $      1.07  $      .92

Fully Diluted
Average common shares
  outstanding                 10,357,030   10,480,240  10,445,329  10,558,794
Net effect of dilutive
  stock options--based on
  the treasury stock
  method using ending market
  price, if higher than
  average market price           166,770       44,548     165,535      22,159
Total                         10,523,800   10,524,788  10,610,864  10,580,953
Net income                    $4,832,000   $4,360,000 $11,222,000  $9,675,000
Net income per share          $      .46   $      .41 $      1.06  $      .91
