Form 10-K405
period 1997-10-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 1998-01-29
CIK 915775

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K
(mark one)


   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

            TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ____ TO ____

               Commission file number 1-12854

                McWhorter Technologies, Inc.
   (Exact name of registrant as specified in its charter)

                  Delaware                36-3919940
      (State or other jurisdiction of  (I.R.S. employer
       incorporation or organization)   identification no.)


           400 East Cottage Place         847-428-2657
      Carpentersville, Illinois 60110    (Registrant's telephone
      (Address of principal executive     number including area code)
       offices including zip code)

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

     Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation
S-K (Section 229.405 of this chapter) is not contained
herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or
information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this
Form 10-K.    X

     As of December 31, 1997, the aggregate market value of the voting and nonvoting stock held by nonaffiliates of McWhorter Technologies, Inc. (based upon the New York Stock Exchange closing prices) was approximately $263,205,000.

     As of December 31, 1997, 10,354,087 shares of common stock were outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of McWhorter Technologies, Inc.'s
Proxy Statement filed with the Securities and Exchange
Commission on January 5, 1998 ("Proxy Statement") are incorporated in Part III hereof by reference.

             McWHORTER TECHNOLOGIES, INC.


                  TABLE OF CONTENTS


PART I                                                       Page

Item 1.  Business. . . . . . . . . . . . . . . . . . . . .     3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . .     6

Item 3.  Legal Proceedings and Environmental Matters . . .     7

Item 4.  Submission of Matters to a Vote of Security Holders   8

PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . .     8

Item 6.  Selected Financial Data. . . . . . . . . . . . . .    9

Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition . . . . . . . .    9

Item 8.  Financial Statements and Supplementary Data. . . .   13

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure. . . . . . . .   30

PART III

Item 10.  Directors and Executive Officers of the Registrant. 30

Item 11.  Executive Compensation. . . .. . . . . . . . . . .  31

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management. . . . . . . . . . . . . . . . . . . 31

Item 13.  Certain Relationships and Related Transactions. . . 32

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K. . . . . . . . . . . . . . . .  32

Signatures   . . . . . . . . . . . . . . . . . . . . . . . .  36

PART I

Item 1.  Business

McWhorter Technologies, Inc. ("McWhorter" or the
"Company") is one of the leading manufacturers of surface coating resins in the United States and Europe and is a manufacturer of resins used in the reinforced fiberglass plastics industry. Surface coating resins are a primary component of paint and coatings which are used for a variety of protective and decorative purposes. Resins used for reinforced fiberglass plastics are a primary component for various fiberglass products. On August 1, 1997, the Company completed the acquisition of Syntech S.p.A. and its affiliated entities and subsidiaries (Syntech).
Syntech, based in Italy, is one of Europe's largest liquid and powder resins companies. The acquisition of Syntech opens new markets for McWhorter and better enables the Company to serve its customers on a global basis.

All references to years are to fiscal years ended
October 31 unless otherwise stated.

Products and Markets
McWhorter's product line focuses on the requirements of customers in the paint and coatings and reinforced fiberglass plastics industries. Each of these industries is highly fragmented with a large number of competitors.

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

McWhorter produces various products including alkyds, copolymers, polyurethanes, polyester resins, unsaturated polyesters, acrylic emulsions, polyvinyl acetate emulsions, solution acrylics, powder resins, powder curing agents and a number of small volume specialty resins. Various types of resins are required by customers due to differing application and product performance characteristics.

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

Alkyd resins and copolymers are formulated and engineered according to customer specifications for various purposes and the same product can be used in different applications depending on the product's formulation. Alkyd resins and copolymers can also be modified with other raw materials to improve performance: silicone for longer-lasting products or high temperature applications, vinyl toluene for quicker-dry applications and acrylics for improved durability.

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

Solution Acrylics. Solvent-borne acrylic resins are used in applications where resistance to weathering is required. Coatings produced from solvent-borne acrylic resins may be thermoplastic or may be combined with cross linkers to form high performance thermoset coatings. Typical applications include marine and maintenance paints, and automotive topcoats.

Powder Resins. Powder resins are used in the manufacture of industrial powder coatings. Powder coatings are dry coatings which provide an alternative to liquid coatings.
The principal advantage of powder coatings are that they emit no solvents, have excellent application and performance characteristics and have a high degree of transfer efficiency. Powder coatings are the fastest growing segment of the industrial coatings industry.

Powder Curing Agents. Powder curing agents are used in conjunction with certain powder resins to impart durability and hardness. McWhorter produces urethane curing agents, the largest volume category for powder paint.

Sales and Distribution
McWhorter sells its liquid and powder coating resin products primarily to customers in the paint and coatings industry through a direct sales force, with the balance sold through agents or distributors. The majority of McWhorter's sales of unsaturated polyester resins to the fiberglass resin products industry are sold through distributors. McWhorter's business has primarily been focused in North America. However, the acquisition of Italian-based Syntech and the acquisition of the equity interests of its joint venture partners in McWhorter Technologies Europe provides a strong base for McWhorter in Europe.

McWhorter's business is somewhat seasonal with sales volume being traditionally the highest during the third quarter of its fiscal year. This seasonality is largely due to the buying cycle of the consumer paint and maintenance coatings businesses. Since orders are generally filled within a minimum lead time, McWhorter has no significant backlog.

Manufacturing and Research and Development
McWhorter operates its manufacturing plants 24 hours a day on a five or seven day schedule, depending on local work practices, capacity utilization and customer requirements.

Solvent-based products are generally produced in high temperature reactors. Raw materials are fed into a reactor and heated to 400-500 degrees Fahrenheit for 10-30 hours, depending on the formulation. Once the desired properties are achieved, the product is transferred to a mixing vessel, where additional materials are added to complete the batch. Finally, the resin is filtered and pumped into drums or bulk storage tanks before shipment to customers.

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

McWhorter's research and development activities have emphasized emerging technologies in the paint and coatings industry, focusing on developing products designed to comply with environmental laws and maintain the integrity of a product's performance characteristics. In August, 1997, McWhorter broke ground for a new corporate research and development facility in Carpentersville, Illinois. This 42,000 square-foot facility is scheduled to open in the spring of 1998.

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

Employees
McWhorter employs approximately 791 full- and part-time employees, of which approximately 52 are covered by collective bargaining agreements.

Item 2.  Properties

McWhorter's corporate headquarters are located in Carpentersville, Illinois. The Company operates eight plants in the United States and two plants in Italy.
All plant facilities are owned, well maintained, and being utilized for their intended purposes and have sufficient capacity to meet their reasonably anticipated needs. Total practical production capacity of McWhorter's plant facilities is approximately 761 million wet pounds per annum.
McWhorter has no material encumbrances on its facilities. The following table provides certain additional information regarding McWhorter's properties:

   Plant Location                        Approximate
                                       Square Footage
   Carpentersville, Illinois              224,277
   Philadelphia, Pennsylvania             112,653
   Forest Park, Georgia                    83,875
   Lynwood, California                     52,899
   Ennis, Texas                            45,969
   Chicago Heights, Illinois               35,510
   Columbus, Georgia                       30,325
   Portland, Oregon                        14,995
   Cola Di Lazise, Italy                   42,642
   Sant Albano, Italy                     102,640

The joint venture McWhorter Technologies Europe currently consists of three plants, one each located in Sweden, Finland and the United Kingdom.

McWhorter leases from Valspar approximately 30,000 square feet of office and laboratory space in Minneapolis, Minnesota.

Item 3.  Legal Proceedings and Environmental Matters

McWhorter is involved in an administrative proceeding with the California Department of Toxic Substances
Control ("DTSC").  McWhorter is appealing a Corrective
Action Order issued by the DTSC. Because of the subjective nature of the Order's requirements and the pending ruling upon the Order's merits and validity, it is impossible to quantify any potential resulting impact to liabilities.

Other than above, McWhorter is not party to any legal or administrative proceedings, other than routine litigation incidental to the business or involving claims for immaterial amounts.

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

At October 31, 1997 the estimated amount of probable environmental liability of McWhorter is approximately
$3,489,000. Cargill Incorporated (Cargill) has agreed to indemnify McWhorter, subject to certain limitations, for damages resulting from certain environmental matters relating to its former Resin
Products Division that was acquired by the Company in 1994. As a result of the probable recovery of $2,289,000 from Cargill, McWhorter's net estimated environmental liability is approximately $1,200,000.
There are a total of fifteen sites at which McWhorter believes it has probable environmental liability, including nine sites for which the estimated liability is less than $10,000 per site. The maximum estimated amount of environmental liability attributable to any individual site is approximately $907,000, of which a significant portion is expected to be reimbursed by Cargill. During 1997, McWhorter spent approximately
$643,000 on remediation costs, of which $497,000 was spent on projects that were or shall be reimbursed by Cargill. During 1998, McWhorter expects to spend approximately $1,400,000 on remediation costs, of which $1,075,000 is expected to be reimbursed by Cargill. During 1997, McWhorter spent approximately
$3,120,000 on capital expenditures to comply with environmental laws and regulations and during 1998
McWhorter expects to spend approximately
$4,930,000 on such expenditures.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

McWhorter common stock is traded on the New York Stock
Exchange under the trading symbol "MWT."

The following table sets forth the high and low bid and ask sales prices for the common stock for fiscal
1997 and 1996. The Company did not declare any cash dividends on its common stock in either fiscal year.

                               1997           1996
                           Low     High    Low    High
 First quarter           $18.88  $24.13  $13.13  $15.63
 Second quarter           20.13   23.25   13.38   18.13
 Third quarter            21.25   24.38   16.38   19.38
 Fourth quarter           23.75   27.44   17.13   20.13


As of December 31, 1997, there were 1,355 holders of record of the common stock. There have been no sales of securities by the Company during the period covered by this report that were not registered under the Securities Act of 1933.

Item 6.  Selected Financial Data

 Dollars in thousands,  except per share amounts

                                           Year Ended
                   October 31, October 31, October 31, October 31, October 29,
                     1997(a)      1996        1995       1994(b)    1993 (b)
Net sales            $331,465    $315,925    $311,398    $242,331    $109,839
Net income             15,418      13,833      11,070       8,444(c)    7,905
Net income per share     1.47        1.32        1.02         .78         .65
Total assets          259,182     153,254     138,127     138,563      71,196
Total debt             80,858      23,140      31,764      38,618         150


(a) Reflects the acquisition of Syntech S.p.A. since the August 1, 1997 acquisition date.
(b) McWhorter Technologies, Inc. was formed as a result of the spin-off on April 29, 1994 by the Valspar Corporation of its wholly-owned subsidiary McWhorter Inc., including the Resin Products Division (RPD) of Cargill Incorporated that was acquired by McWhorter on February 18, 1994. The pro forma information does not necessarily reflect what the results for the Company would have been had it been an independent company or had the business of the Company and the RPD business been combined during the pro forma period.
(c) Includes a charge of $2,472 pretax, $1,497 after taxes, or $.14 per share, to recognize the impairment in value of the Los Angeles resin facility. This facility was transferred to The Valspar Corporation during the second quarter at the time the Company acquired the Resin Products Division assets of Cargill Incorporated.

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

Overview   On August 1, 1997, the Company completed
the acquisition of Syntech S.p.A. and its affiliated entities and subsidiaries (Syntech) for $48.3 million in cash and approximately $17.1 million of assumed debt of Syntech. Syntech is an Italian-based resin company with two production facilities in Italy. The cash portion of the purchase consideration was made available from the Company's $150 million credit facility. The acquisition was accounted for under the purchase method and the results of Syntech since the date of acquisition have been included in the consolidated results of the Company. Refer to Note 2 of Notes to Consolidated Financial Statements for discussion on the acquisition of Syntech.

In February 1997, the Company announced plans to construct a 42,000 square foot laboratory facility in Carpentersville, Illinois. The projected cost of this new facility is $6,800,000. The facility is scheduled to open in the spring of 1998. As a result of this project, the Company will be closing the facility that is currently being leased in Minneapolis. Employees from the product development and technical support groups will be relocated to the new facility to serve

McWhorter's Liquid Coatings, Powder Coatings, and
Composite Polymer businesses. Approximately 36 employees in Research and Development and Information
Technology Services will be impacted by the closing.
In total, the Company expects to incur approximately
$1,300,000 of pretax charges to operating earnings, 7 cents per share after taxes, related to this move. In
1997, $615,000 has been charged to operations, 4 cents per share after taxes, primarily for costs associated with the estimated amount of termination benefits to be paid to certain employees. The remaining costs to be charged in 1998, primarily in the second quarter, are for costs to be incurred in connection with relocation of existing employees, hiring of new employees, and moving equipment from Minneapolis to Carpentersville.

The Company purchased the equity interest of its joint venture partners in McWhorter Technologies Europe
(McWhorter Europe). The purchase occurred in separate transactions during November 1997 and January 1998 for $9,534,000. As a result, the Company increased its equity interest in McWhorter Europe from 33.3 percent to 100 percent.

Results of Operations 1997 vs. 1996  Net sales for
1997 were $331,465,000 compared to $315,925,000 in the
prior year. The sales increase of 5 percent was made up of 4 percent from the acquisition of Syntech in August 1997 and a 3 percent volume increase offset by a 2 percent price decrease. Volume increases in the Company's large national customers were offset by loss of low margin industrial toll business and delayed timing of inventory replenishments by certain customers. The Company expects that the global consolidation of McWhorter and Syntech combined with other expansion efforts will result in improved performance in all of the Company's businesses in 1998.

The Company's gross profit margin was 16.3 percent in 1997 compared to 15.4 percent in 1996. The 1997 margins were favorably impacted by an increase of specialty products in the sales mix combined with the continuing focused efforts in the area of process improvements. The Company expects raw material costs to remain relatively stable for 1998 and internal process improvements in the U.S. to continue to favorably impact margins.

Operating expenses (research, selling, general and administrative) were 7.9 percent of sales in 1997 compared to 7.5 percent of sales in 1996. The higher expenses compared to 1996 reflect higher headcount levels and the amortization of costs related to the acquisition of Syntech.

Other expense in 1997 included charges totaling
$811,000 (5 cents per share after taxes) for the estimated amount of termination benefits to be paid to employees related to the upcoming relocation of the Minneapolis research facility to Carpentersville in the spring of 1998 and the write-off of a tax-related receivable.

Net interest expense was $2,166,000 in 1997 compared to $1,653,000 last year. This comparison reflects higher debt levels due to the acquisition of Syntech.
Excluding the acquisition, interest expense in 1997 was impacted by a reduction in debt of approximately
$7,500,000.

The effective tax rate was 38.3 percent in 1997 and
40.5 percent in 1996. The 1997 tax rate reflects the tax benefit of an income tax audit of $591,000 (6 cents per share).

Net income in 1997 was $15,418,000, or $1.47 per
share, compared to $13,833,000, or $1.32 per share last year. Excluding the acquisition of Syntech, net income for 1997 was $15,746,000 or $1.50 per share which represents a 14 percent increase over 1996 net income per share.

Results of Operations 1996 vs. 1995  Net sales for
1996 were $315,925,000 compared to $311,398,000 in
1995. Volume increases of 4 percent were partially offset by a 2 percent price decrease. The volume comparison is impacted by the September 1, 1995 acquisition of The Glidden Company's resin producing facility in Columbus, Georgia. On a comparable basis without the acquisition, volume was flat. Volume improved significantly during the second half of 1996.
In the fourth quarter of 1996, volume in all businesses was strong. In 1996, the Company experienced a decline in raw material costs which resulted in the lowering of prices across businesses.

The Company's gross profit margin was 15.4 percent in 1996 compared to 13.5 percent in 1995. Declining raw material pricing and ongoing internal process improvements implemented in 1995 led to a significant improvement in gross margin percent in 1996. As a result of the raw material price decreases, the last-in, first-out (LIFO) inventory valuation method had the net effect of decreasing cost of sales by $1,358,000 pretax, $808,000 after taxes, or 8 cents per share, in 1996 compared to 1995 when raw material price increases had the net effect of increasing cost of sales by $1,090,000 pretax, $649,000 after taxes, or 6 cents per share. Such charges increased gross margin percent by .4 percent in 1996 and decreased gross margin percent by .4 percent in 1995.

Operating expenses were 7.5 percent of sales in 1996 compared to 6.8 percent in 1995. Higher expenses compared to 1995 primarily reflected higher costs associated with incentive plans tied to the Company's performance.

In September 1996, the Company completed the joint venture in McWhorter Technologies Europe. This investment is accounted for on the equity method with earnings reflected as a component of other expense
(income), net in 1996. The investment did not have a material impact on earnings for 1996.

Net interest expense was $1,653,000 in 1996 compared to $2,310,000 in 1995. This comparison reflects reduced debt levels and lower average borrowing rates.

The effective tax rate was 40.5 percent in 1996 and 1995.

Net income in 1996 was $13,833,000, or $1.32 per
share, compared to $11,070,000, or $1.02 per share in 1995. This comparison is impacted by the Company's share repurchase program which had a favorable impact of 5 cents per share in 1996.

Financial Condition   In 1997 operations generated
cash of $27,583,000 compared to $25,778,000 in 1996.
The Company's current ratio was 1.3 at the end of 1997 including the impact of the Syntech acquisition compared to 1.5 at the end of 1996.

Investing activities used cash of $62,402,000 in 1997 compared to $12,417,000 in 1996. The increase primarily relates to the acquisition of Syntech in 1997. In January 1997, the Company made an equity investment of $2,343,000 for a 40 percent equity interest in the newly-formed joint venture, McWhorter
Technologies Thailand.  Capital expenditures were
$11,203,000 in 1997 versus $6,991,000 in 1996.  The
1997 capital expenditures were primarily for productivity improvements. Capital spending for 1998 is budgeted to be approximately $25,000,000. The increase from 1997 capital spending is from spending for two large projects, the new research and development facility and the implementation of Enterprise Resource Planning package totaling approximately $10,000,000, and spending for various productivity improvements in Company facilities in Europe of approximately $4,500,000.

Financing activities provided cash of $37,688,000 in 1997 compared to using cash of $14,205,000 in 1996.
Total debt increased to $80,858,000 at October 31, 1997 from $23,140,000 a year ago. The increase was primarily due to borrowing to fund the Syntech acquisition, the equity investment in McWhorter
Thailand, and the repurchase of 125,222 shares of common stock for treasury stock. Debt as a percentage of invested capital increased to 46.9 percent at October 31, 1997 as a result of the Syntech acquisition from 22.5 percent a year ago.

The Board of Directors of the Company adopted a resolution authorizing the repurchase by the Company of up to an aggregate of 500,000 shares of its common stock over a twelve-month period ending February 1998.
As of October 31, 1997, the Company had acquired
139,522 shares at a total cost of $2,919,000.  During
1996 and 1995, the Company completed the repurchase of 500,000 shares of its common stock from the 1995 authorization. The total cost of those shares repurchased was $7,194,000.

The Company has a $150,000,000 unsecured revolving credit facility that terminates on July 30, 2002. At
October 31, 1997, $95,000,000 was available under this facility. The Company's Italian subsidiary has short-term lines of credit of $32,850,000 of which $18,604,000 is available for future use at October 31, 1997. Historically, while sales for McWhorter have been lowest in the first quarter, monthly fluctuations in working capital have been modest. The credit facility and internally generated funds are expected to be adequate to finance McWhorter's capital expenditures and other operating requirements. Refer to Note 8 of Notes to Consolidated Financial
Statements for discussion on the Company's debt.

Refer to Item 3, Legal Proceedings and Environmental
Matters and Note 11 of Notes to Consolidated Financial
Statements for discussion on environmental liabilities.

Item 8.  Financial Statements and Supplementary Data             Page

Report of Independent Auditors. . . . . . . . . . . . . .         14

Consolidated Statements of Income for the Years Ended
  October 31, 1997, 1996 and 1995. . . . . . . . . . . . .        15

Consolidated Balance Sheets as of October 31, 1997
  and 1996. . . . . . . . . . . . . . . . . . . . . . . . .       16

Consolidated Statements of Cash Flows for the Years
  Ended October 31, 1997, 1996 and 1995. . . . . . . . . .        17

Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended October 31, 1997, 1996 and 1995 . . .       18

Notes to Consolidated Financial Statements. . . . . .. . . . .    19

            REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of McWhorter Technologies, Inc.

We have audited the accompanying consolidated balance sheets of McWhorter Technologies, Inc. and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McWhorter
Technologies, Inc. And Subsidiaries at October 31,
1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.



                              /s/ Ernst & Young LLP
                              ERNST & YOUNG LLP

Chicago, Illinois
November 17, 1997


                   McWHORTER TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share amounts
                                                   Year Ended

                                     October 31,   October 31,   October 31,
                                         1997          1996         1995
Net sales                              $331,465      $315,925      $311,398
Costs and expenses:
  Cost of sales                         277,372       267,161       269,233
  Research                                8,384         7,469         6,758
  Selling, general and administrative    17,637        16,368        14,537
  Other expense (income), net (Note 16)     923            25           (45)
Income from operations                   27,149        24,902        20,915
Interest expense, net                     2,166         1,653         2,310
Income before income taxes               24,983        23,249        18,605
Income tax expense (Note 10)              9,565         9,416         7,535
Net income                             $ 15,418      $ 13,833      $ 11,070
Net income per share                   $   1.47      $   1.32      $   1.02

                  See Notes to Consolidated Financial Statements

                    McWHORTER TECHNOLOGIES, INC.
                    CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
                                           October 31,    October 31,
                                              1997           1996
Assets
Current assets
     Cash                                   $  3,929       $  1,060
     Accounts receivable less allowances
       for doubtful accounts of $1,812 in
       1997 and $385 in 1996                  67,762         47,166
     Inventories (Note 3)                     26,487         18,151
     Other current assets                      8,743          5,019
                                             106,921         71,396
Property, plant and equipment (Note 4)       148,609        107,119
Less accumulated depreciation                 43,315         33,489
     Net property, plant and equipment       105,294         73,630
Intangibles, net (Notes 2 and 5)              36,153            279
Other assets (Note 6)                         10,814          7,949
                                            $259,182       $153,254
Liabilities and Shareholders' Equity
Current liabilities
     Short-term debt (Note 8)               $ 23,706       $  9,995
     Trade accounts payable                   43,265         26,363
     Accrued liabilities (Notes 7 and 11)     15,276         10,504
                                              82,247         46,862
Long-term debt, less current portion (Note 8) 57,152         13,145
Deferred income taxes (Note 10)               22,446         10,486
Accrued environmental liabilities (Note 11)    2,201          3,037
Other liabilities                              3,468
Shareholders' equity
     Common stock (par value $.01 per share;
       authorized 30,000,000 shares; issued
       10,965,547 shares in 1997 and 1996)       110            110
     Additional paid-in capital               10,867         10,803
     Retained earnings                        92,980         77,562
     Currency translation adjustments           (940)           (74)
     Restricted stock awards (Note 13)        (1,633)        (1,463)
     Treasury stock, at cost (612,460 shares
       in 1997 and 499,607 shares in 1996)    (9,716)        (7,214)
                                              91,668         79,724
                                            $259,182       $153,254

              See Notes to Consolidated Financial Statements


                      McWHORTER TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Year Ended
Dollars in thousands
                                    October 31,   October 31,   October 31,
                                       1997           1996         1995
Operating Activities
Net income                            $15,418       $13,833       $11,070
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and amortization      10,353         9,079         7,901
    Deferred income taxes                 711         3,530         3,708
    Other, net                            906           (87)          136
    Changes in working capital:
      Accounts and notes receivable     8,674        (5,943)       (1,923)
      Inventories                      (2,218)       (6,131)       10,118
      Trade accounts payable and
        accrued liabilities            (5,364)       10,993        (5,652)
      Other current assets               (897)          504        (1,217)
Net cash provided by operating
  activities                           27,583        25,778        24,141
Investing Activities
Acquisition spending, net of
  cash acquired                       (48,318)                     (2,558)
Capital expenditures                  (11,203)       (6,991)       (6,469)
Investments in joint ventures          (2,915)       (5,467)
Other, net                                 34            41            33
Net cash used by investing activities (62,402)      (12,417)       (8,994)
Financing Activities
Increase (decrease) in debt, net       40,326        (8,624)      (12,872)
Purchase of treasury stock             (2,683)       (5,683)       (1,747)
Other, net                                 45           102
Net cash provided (used) by
  financing activities                 37,688       (14,205)      (14,619)
Increase (decrease) in cash             2,869          (844)          528
Cash at beginning of period             1,060         1,904         1,376
Cash at end of period                $  3,929      $  1,060      $  1,904


The Company's 1995 acquisition spending involved the following:

          Fair value of assets acquired                          $  8,576
          Note issued by seller                                    (6,018)

                See Notes to Consolidated Financial Statements

                      McWHORTER TECHNOLOGIES, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Dollars in thousands, except share amounts

                                                    Additional
                                   Common Stock       Paid-in      Retained
                                 Shares     Amount    Capital      Earnings
Balance October 31, 1994       10,864,899    $109     $9,359       $52,659
  Net income                                                        11,070
  Issuance of common stock
    for restricted stock
    awards                         99,165       1      1,536
  Purchase of treasury stock     (117,000)

Balance October 31, 1995       10,847,064     110     10,895        63,729
  Net income                                                        13,833
  Issuance of common stock
    for restricted stock
    awards                          1,483                 22
  Exercise of stock options        14,693               (114)
  Purchase of treasury stock     (397,300)
  Currency translation
    adjustments

Balance October 31, 1996       10,465,940     110     10,803        77,562
  Net income                                                        15,418
  Issuance of common stock for
    restricted stock awards         8,993                 69
  Exercise of stock options         3,376                 (5)
  Purchase of treasury stock     (125,222)
  Currency translation
    adjustments

Balance October 31, 1997       10,353,087    $110    $10,867       $92,980

              See Notes to Consolidated Financial Statements

                        McWhorter Technologies, Inc.
         Consolidated Statements of Changes In Shareholders' Equity
Dollars in thousands, except share amounts
                                        Currency    Restricted
                                        Translation   Stock      Treasury
                                        Adjustments   Awards       Stock
Balance October 31, 1994
  Net income
  Issuance of common stock for restricted
    stock awards                                      (1,463)
  Purchase of treasury stock                                       (1,747)

Balance October 31, 1995                              (1,463)      (1,747)
  Net income
  Issuance of common stock for restricted
    stock awards
  Exercise of stock options                                           216
  Purchase of treasury stock                                       (5,683)
  Currency translation adjustments         (74)

Balance October 31, 1996                   (74)       (1,463)      (7,214)
  Net income
  Issuance of common stock for restricted
    stock awards                                        (170)         131
  Exercise of stock options                                            50
  Purchase of treasury stock                                       (2,683)
  Currency translation adjustments        (866)

Balance October 31, 1997                 $(940)      $(1,633)     $(9,716)

              See Notes to Consolidated Financial Statements

                      McWHORTER TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and basis of presentation The Company operates in one business segment, the manufacture and distribution of resin used in coatings and composite polymer industries, and sells primarily to customers located in North America and Western Europe.

The consolidated financial statements include the accounts of the parent company and its subsidiaries (refer to Note 2
- Acquisition). Investments in 50 percent or less owned companies and joint ventures are carried on the equity basis with the Company's share of earnings reflected as a component of other expense (income), net. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories Inventories are stated at the lower of cost or market. At October 31, 1997, costs are recorded on the last-in, first-out (LIFO) method for approximately 76 percent of the inventories, and on a first-in, first-out
(FIFO) method for the remainder. At October 31, 1996 costs are recorded on the LIFO method for all inventories.

Property, plant and equipment Property, plant and equipment are recorded at cost. Depreciation is based upon estimated useful lives of 10 to 40 years for buildings and 3 to 15 years for machinery and equipment, using primarily the straight-line method.

Intangible assets  Intangible assets are recorded at cost.
Amortization is recorded using the straight line method over 40 years for goodwill and over 15 years for other intangible assets.

Stock-based compensation The Company accounts for stock-based compensation plans under the provisions of Accounting
Principles Board Opinion No. 25 (APB No. 25).  Refer to Note
13 for disclosures required by Statement of Financial
Accounting Standard (SFAS) No. 123, "Accounting for Stock-based
Compensation".

Net income per share Net income per common share amounts were computed on the basis of the weighted average number of common and common equivalent shares outstanding. Such weighted average shares used in the computations were 10,492,875 in 1997; 10,484,279 in 1996; and 10,878,326 in
1995.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128, which is effective for financial statements issued for periods ending after December 15, 1997, specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998. The difference between basic and diluted earnings per share, as defined by SFAS No. 128, would not be material for fiscal years 1997, 1996, and 1995.

Translation of foreign currencies Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at the balance sheet date while the income and expenses are translated at the average exchange rates prevailing during the year. The related translation adjustments are reflected as a separate component of stockholder's equity. Gains and losses resulting from foreign currency transactions denominated in a currency other than the entity's functional currency are included in net income.

Long-lived assets In 1997, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets of be Disposed Of". Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant & equipment and intangibles in relation to the future undiscounted cash flows of the underlying businesses. Adoption of the standard had no impact on the 1997 financial statements.

NOTE 2 - ACQUISITION

On August 1, 1997, the Company completed the acquisition of Syntech S.p.A. and its affiliated entities and subsidiaries (Syntech) for $48.3 million in cash and approximately $17.1 million of assumed debt of Syntech. Syntech is an Italian based resin company with two production facilities in Italy. The cash portion of the purchase consideration was made available from the Company's $150 million credit facility.

The acquisition was accounted for under the purchase method and the results of Syntech since the date of acquisition have been included in the consolidated results of the Company. The excess of purchase price over the net book value of assets was approximately $30.8 million, the largest component of which was allocated to goodwill. Since the acquisition was recently completed, finalization of the allocation of the purchase price is subject to completion.

The pro forma results below are unaudited and reflect the purchase price accounting adjustments assuming the acquisition occurred at the beginning of each year presented.


Pro Forma Results (Unaudited):
Dollars in thousands, except per share amounts
                                                October 31,   October 31,
                                                    1997         1996
Net sales                                         $407,495      $408,052
Net income                                        $ 14,207      $ 12,704
Net income per share                              $   1.35      $   1.21


NOTE 3 - INVENTORIES

The major classes of inventories consist of the following:

Dollars in thousands
                                       October 31,     October 31,
                                           1997           1996
Manufactured products                    $16,407         $11,916
Raw materials, supplies and
  work-in-progress                        10,080           6,235
                                         $26,487         $18,151


Inventories stated at cost as determined by the LIFO method are approximately $2,276,000 and $2,151,000 lower at October 31, 1997 and 1996, respectively, than such costs determined under the FIFO method. In 1997, the LIFO valuation method had the net effect of decreasing pretax income as compared to the FIFO method by $125,000, $74,000 after taxes, or $.01 per share. In 1996, the LIFO valuation method had the net effect of increasing pretax income as compared to the FIFO method by $1,358,000, $808,000 after taxes, or $.08 per share. This was due to the impact of declining raw material costs in 1996 versus 1995. In 1995, the LIFO valuation method had the net effect of decreasing pretax income as compared to the FIFO method by $1,090,000, $649,000 after taxes, or $.06 per share. The pretax impact of raw material cost increases of $3,062,000 was partially offset by the $1,972,000 pretax effect of a partial inventory liquidation in 1995.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment classifications are as follows:

Dollars in thousands
                                             October 31,    October 31,
                                                1997           1996
Land                                          $  9,673      $  3,868
Buildings                                       24,257        18,849
Machinery and equipment                        114,679        84,402
                                               148,609       107,119
Less accumulated depreciation                   43,315        33,489
Net property, plant and equipment             $105,294      $ 73,630


Depreciation expense for 1997, 1996, and 1995 was $9,962,000, $9,002,000, and
$7,825,000, respectively.

NOTE 5 - INTANGIBLES

Intangibles, net include the following:

Dollars in thousands                           October 31,    October 31,
                                                  1997           1996
Goodwill                                         $24,934         $202
Other                                             11,693          202
                                                  36,627          404
Less accumulated amortization                        474          125
                                                 $36,153         $279

NOTE 6 - OTHER ASSETS

Other assets include the following:

Dollars in thousands                            October 31,    October 31,
                                                   1997           1996
Investment in equity investees                   $ 8,449         $5,428
Other                                              2,365          2,521
                                                 $10,814         $7,949

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities include the following:

Dollars in thousands                             October 31,   October 31,
                                                    1997          1996
Employee compensation                              $ 5,263       $ 4,797
Accrued environmental liabilities                    1,288         1,210
Other                                                8,725         4,497
                                                   $15,276       $10,504

NOTE 8 - DEBT

Long-term debt consists of the following:

Dollars in thousands                            October 31,     October 31,
                                                  1997             1996
Revolving credit borrowings                      $55,000          $11,000
6% note payable in annual installments with
  final payment due in 1998                        2,164            4,187
Variable rate mortgage loans due semi-annually
  through March 2005                               1,764
11% note payable due May 1998                        638
Capital lease obligation (Note 9)                  1,083
Other                                                563               53
                                                  61,212           15,240
Less current maturities                            4,060            2,095
                                                 $57,152          $13,145

The Company has $150,000,000 available under a revolving credit facility that enables the Company to borrow funds on an unsecured basis. Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates (5.7% at October 31, 1997) plus an applicable margin up to .575% or other alternative rates. The weighted average interest rate at October 31, 1997 was 5.9%. This facility terminates on July 30, 2002. At October 31, 1997, borrowings totaling $55,000,000 were outstanding under this agreement all of which were classified with long-term debt as they are supported by the long-term credit facility and will continue to be refinanced beyond October 31, 1998. The 11% note payable was obtained under the Government of Italy's incentive program and is secured by a lien on the assets acquired with proceeds of the note. The mortgage loans are guaranteed by mortgages on certain property and equipment.

The aggregate payments of long-term debt outstanding for the next five years and thereafter, excluding revolving credit borrowings, are $4,060,000 in 1998, $1,016,000 in 1999,
$359,000 in 2000, $298,000 in 2001, $204,000 in 2002, and
$275,000 thereafter.

In addition, the Company had $5,400,000 outstanding at October 31, 1997, under an overnight credit facility with a weighted average interest rate of 6.1%. The Company's
Italian subsidiary has short-term lines of credit that are cancellable at any time of $32,850,000, at weighted average interest of 6.5%, of which $14,246,000 is outstanding at October 31, 1997.

Interest paid during 1997, 1996, and 1995 was $2,146,000,
$1,725,000 and $2,261,000, respectively.

At October 31, 1997 the Company had outstanding $3,977,000 in unissued letters of credit.

The carrying value of the Company's debt approximates fair value at October 31, 1997.

NOTE 9 - LEASE COMMITMENTS

The Company leases an industrial site (plant and equipment) in Italy under a capital lease agreement. The lease agreement provides the Company with a bargain purchase option at lease expiration in 1999 and the Company intends to exercise this option. Included in property, plant, and equipment as of October 31, 1997 are the following assets held under this capital lease:

Dollars in thousands                            October 31, 1997
Land                                                $1,023
Buildings                                            2,985
Machinery and equipment                                388
                                                     4,396
Less allowance for amortization                         20
                                                    $4,376

Amortization of leased assets is included in depreciation and amortization and in accumulated depreciation. Total capital lease obligation at October 31, 1997, including current portion of $605,000, is $1,083,000. Total future minimum payments under the capital lease, including interest of $144,000, is $1,227,000, payable $726,000 in 1998 and
$501,000 in 1999.

NOTE 10 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                              Year Ended

Dollars in thousands             October 31,   October 31,  October 31,
                                    1997          1996         1995
Current:
     Federal                       $7,035        $4,568       $3,334
     State                          1,523         1,318          493
     Foreign                          296
Total current income taxes          8,854         5,886        3,827
Deferred income taxes                 711         3,530        3,708
Total income taxes                 $9,565        $9,416       $7,535


Income taxes paid during 1997, 1996 and 1995 were $8,416,000, $5,315,000, and
$3,227,000, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Dollars in thousands                    October 31,      October 31,
                                           1997             1996
Deferred tax assets                       $ 2,609          $ 1,824
Deferred tax liabilities:
   Tax over book depreciation              21,711           11,179
   Other                                    1,150
Total deferred tax liabilities             22,861           11,179
Net deferred tax liability                $20,252          $ 9,355


The principal items comprising the difference between income tax expense computed at the Federal statutory rate and the actual provision for income taxes are as follows:

                                                Year Ended
Dollars in thousands               October 31,  October 31,  October 31,
                                      1997         1996         1995
Statutory rate applied to pretax
  income (35%--1997; 35%--1996;
  34%--1995)                         $8,744        $8,138       $6,326
Effect of:
  State income taxes (net of
    federal tax benefit)              1,078         1,170        1,016
  Foreign tax rate differential         111
  Adjustment from income tax audit     (591)
  Other, net                            223           108          193
                                     $9,565        $9,416       $7,535
Effective tax rate                    38.3%         40.5%        40.5%


Income tax expense for 1997 was impacted by a tax benefit of $591,000 ($.06 per share) that resulted from the conclusion of an income tax audit for the period prior to the Company's spin-off from the Valspar Corporation.

NOTE 11 - ENVIRONMENTAL LIABILITIES

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

Relating to Company plants located in Philadelphia, Pennsylvania; Portland, Oregon; and Carpentersville,
Illinois; the Company has been named a potentially responsible party for the remediation of independently operated waste disposal sites previously used by these plants.

At October 31, 1997 the estimated amount of probable environmental liability of the Company is approximately
$3,489,000. Cargill Incorporated has agreed to indemnify the Company, subject to certain limitations, for damages resulting from environmental matters relating to its former
Resin Products Division that was acquired by the Company in 1994. As a result of the probable recovery of $2,289,000 from Cargill, the Company's net estimated environmental liability is approximately $1,200,000.

NOTE 12 - RETIREMENT BENEFIT PROGRAMS

In February 1994, McWhorter adopted an Employee Stock Ownership Plan (ESOP) and an Employee Savings Plan. These primary retirement benefit programs are defined contribution plans covering the majority of the employees. The total costs of the ESOP were $1,557,000, $1,556,000 and $570,000 in 1997, 1996, and 1995, respectively. The total costs of the Employee Savings Plan were $568,000, $515,000 and $457,000 in 1997, 1996, and 1995, respectively.
Contributions are made to the ESOP at the rate of 4 percent of each participant's compensation and additional contributions can be made at the Company's discretion.

The Company also sponsors a defined benefit plan for certain hourly employees. The related pension costs and obligations are not material.

The Company also has a nonqualified deferred compensation plan which permits key employees to defer certain portions of their compensation. Such compensation is fully vested at the time of the contribution. The Company can also make discretionary contributions to the plan which vest upon the completion of 5 years employment. Deferred compensation liability at the end of 1997 was $532,000. The Company established an irrevocable rabbi trust in 1997 to fund this plan. The value of the assets in the trust at October 31, 1997 was $657,500.

The Company accrues for its Italian employees benefits in accordance with Italian statutes. Such benefits are based on length of service, employment category, and remuneration and are payable when an employee leaves the Company. The liability recorded in the balance sheet is the amount to which the employee is entitled for services rendered to date. Amounts charged to expense in 1997 were $52,000.

NOTE 13 - STOCK PLANS

The Company's two stock incentive plans adopted in 1994 and 1996 provide for the granting of options and the issuance of restricted stock, deferred stock and stock appreciation rights of up to 1,050,000 shares of common stock, of which 351,331 shares are available for future grants. Options issued to date under these plans have a term of ten years and become fully vested over a period of up to five years. Outstanding options will expire over a period ending no later than August 20, 2007.

A summary of stock option activity for the 1994 and 1996
Stock Incentive Plans follows:

                                        Number of     Average Option
                                        Options       Price Per Share
Options outstanding October 31, 1994     389,293         $15.95
   Granted                                41,935          15.38
   Cancelled                             (21,984)         16.62

Options outstanding October 31, 1995     409,244          15.86
   Granted                                55,636          15.49
   Exercised                             (14,693)          7.03
   Cancelled                              (3,802)         18.61

Options outstanding October 31, 1996     446,385          16.09
   Granted                               116,258          22.68
   Exercised                              (3,376)         13.09
   Cancelled                              (4,405)         18.18

Options outstanding October 31, 1997     554,862          17.47
Options exercisable October 31, 1997     265,157          16.15


Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The impact on 1997 and 1996 net income and earnings per share under the fair value method required by SFAS No. 123 would have been immaterial based upon fair value at the date of grant for awards granted in 1997 and 1996. The fair value at the date of grant was determined using the assumptions below. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not provide a reliable single measure of the value of the employee stock options.

                                                 1997            1998
Assumptions:
Option pricing model                         Black-Scholes   Black-Scholes
Weighted average risk-free interest rate         5.98%           5.98%
Expected dividend yield                             0%              0%
Expected volatility                              21.6%           21.6%
Weighted average expected life of options
  (in years)                                        5               5


The exercise price for the options outstanding as of October
31, 1997 ranged from $13.78 to $24.69 with a weighted average remaining contractual life of 7.4 years segregated as follows:

Range of exercise prices                   $13.78 - $18.61  $20.13 - $24.69
Outstanding options:
  Number                                       439,604          115,258
  Weighted average remaining contractual life
     (in years)                                      7              9.5
  Weighted average exercise price               $16.10           $22.70
Exercisable options:
  Number                                       265,157                0
  Weighted average exercise price               $16.15                0


Restricted stock performance awards have been granted to key officers under the 1994 plan. These restricted stock awards will vest only if the Company achieves certain financial goals over a five-year performance period. Restricted shares granted under the plan were 7,493 in 1997 at market value of $22.75 and 94,354 in 1995 at market value of $15.50. The awards were recorded at the market value of the shares at the time the shares were awarded. The total market value of the shares will be charged to compensation expense based on achievement of the related financial goals. After comparing the Company's performance to the financial goals, $250,000 was charged to expense in 1997 and in 1996 and no expense was recorded in 1995.

The Company also issued 1,500, 1,483, and 10,541 restricted and deferred shares in 1997, 1996 and 1995, respectively, with vesting periods of up to three years. Amounts charged to expense were $30,000 in 1997, $22,000 in 1996, and
$159,000 in 1995.

In 1996 the Company also established the 1996 Nonemployee Director Stock Option and Award Plan (the "1996 Directors' Plan"). The 1996 Directors' Plan provides for the issuance of up to 50,000 shares of the Company's common stock of which 40,115 shares are available for future grants. Participation in the 1996 Directors' Plan is limited to members of the Board of Directors of the Company who are not salaried officers or employees of the Company or any of its direct or indirect subsidiaries. Deferred stock awards granted under this plan were 3,814 and 6,071 in 1997 and 1996, respectively, and amounts charged to expense were $93,000 and $110,000 in 1997 and 1996, respectively.

Each outstanding common share includes a right to purchase one one-hundredth share of Series A Junior Preferred Participating Stock (Preferred Stock) under certain circumstances. Until exercisable, the rights are not separable from the underlying common shares. The rights only become exercisable if a person or group (an "acquiring person") acquires, or makes an offer to acquire, 15 percent or more of the Company's common stock without the prior approval of the Company's Board of Directors. The exercise price of each right is $70. If someone becomes an acquiring person, the holder of each right (other than the acquiring person) will be entitled to purchase common stock of the Company having a value of twice the exercise price of the right. In addition, if the Company is acquired in a transaction in which the Company's common stock is exchanged for cash or securities or more than 50 percent of its consolidated assets or earnings power are sold, each holder (other than the acquiring person) will have the right to purchase common stock of the acquiring company having a market value of twice the exercise price of the right. The rights may be redeemed by the Company at the price of $.01 per right at any time prior to anyone becoming an acquiring person. 150,000 shares of Preferred Stock are reserved for issuance upon exercise of the rights. The Preferred Stock is nonredeemable, with a $100 liquidation preference and 100 votes per share, and is entitled to 100 times the per share dividends on the common stock.

NOTE 14 - CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position.

NOTE 15 - GEOGRAPHIC SEGMENTS INFORMATION

The Company's operations include foreign subsidiaries beginning in August 1997. Prior to that, all the Company's facilities were in the United States. Inter-geographic sales are not significant. In 1997, the Company operated facilities in the United States and Europe. Sales, operating income, and identifiable assets for the European operations in 1997 were 3 percent, 3 percent, and 35 percent of the respective totals.

NOTE 16 - OTHER EXPENSE

Other expense (income), net includes second quarter charges of $811,000 ($.05 per share after taxes) related to costs, primarily severance, pursuant to Company's decision to relocate its research facility from Minneapolis to Carpentersville and the write-off of a tax-related receivable.

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Dollars in thousands,                      Gross     Net     Net Income
except per share amounts      Net Sales    Profit   Income   Per Share
Fiscal 1997 quarter ended:
  January 31                  $ 71,534     $10,848  $ 2,514    $ .24
  April 30 (a)                  80,882      12,737    3,876      .37
  July 31                       85,581      14,563    4,832      .46
  October 31 (b)                93,468      15,945    4,196      .40
                              $331,465     $54,093  $15,418    $1.47

Fiscal 1996 quarter ended:
  January 31                  $ 65,240     $ 9,755  $ 2,128    $ .20
  April 30                      76,917      11,632    3,187      .31
  July 31                       87,144      13,996    4,360      .42
  October 31                    86,624      13,381    4,158      .40
                              $315,925     $48,764  $13,833    $1.32

(a) See Note 16 of Notes to Consolidated Financial Statements
(b) Reflects the acquisition of Syntech S.p.A. since the August 1, 1997 acquisition date

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Inapplicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Identification of Directors
     Incorporated by reference from pages 2-4 of the Proxy
     Statement section entitled "Election of Directors."

(b)  Identification of Executive Officers
     Set forth below are the names, ages and titles of the persons who serve as executive officers of McWhorter:

     Name                   Age                  Positions
John R. Stevenson            55    Chairman and Chief Executive Officer
Jeffrey M. Nodland           42    President and Chief Operating Officer
Patrick T. Heffernan         48    Senior Vice President, Coatings Resins
Kevin W. Brolsma             43    Vice President, Acquisitions Integration/
                                      Environmental, Health and Safety
Douglas B. Rahrig            46    Vice President, Technology
Louise M. Tonozzi-Frederick  41    Vice President, Chief Financial Officer and
                                      Secretary

JOHN R. STEVENSON is Chairman and Chief Executive Officer of the Company. Prior to being named in January 1997 to his current position, Mr. Stevenson was President and Chief
Executive Officer of the Company beginning in February 1994.
Previously he held the position of Vice President, Special Products Group and Administration of Valspar beginning in August 1992 and Vice President, Administration of Valspar beginning in February
1991.

JEFFREY M. NODLAND is President and Chief Operating Officer of the Company. Prior to being named in January 1997 to his current position, Mr. Nodland was Executive Vice President,
Chief Operating Officer, and Secretary of the Company beginning in May 1995. Previously he held the position of Senior Vice President, Chief
Financial Officer, Secretary, and Treasurer of the Company beginning in February 1994, and President of McWhorter, Inc. beginning in June 1991.

PATRICK T. HEFFERNAN is Senior Vice President, Coatings Resins of the Company. Prior to being named in February 1994 to his current position, Mr. Heffernan was an Assistant Vice President and General Manager of the Midwest Region of the Resin Products Division of Cargill beginning in January 1986. Mr. Heffernan held various positions with Cargill since January 1968.

KEVIN W. BROLSMA is Vice President, Acquisitions Integration/Environment, Health and Safety of the Company. Prior to being named in August 1997 to his current position, Mr. Brolsma was Vice President, Powder of the Company beginning in May 1996 and Vice President, Operations of the Company beginning in February 1994. Previously he was the General Manager of the Southeast Region of the Resin Products Division of Cargill beginning in January 1990.
From January 1988 to January 1990, Mr. Brolsma was the National Accounts Manager and General Sales Manager of the Resin Products Division.

DOUGLAS B. RAHRIG is Vice President, Technology of the
Company. Prior to being named in February 1994 to his current position, Dr. Rahrig was Department Manager of the Technology Department of S.C. Johnson & Son, Inc. beginning in February 1993. Dr. Rahrig held various technical and management positions with S.C. Johnson & Son, Inc. since
1985.

LOUISE M. TONOZZI-FREDERICK is Vice President, Chief Financial
Officer and Secretary of the Company. Prior to being named in September 1996 to her current position, Ms. Tonozzi-Frederick was Treasurer and Controller beginning in May 1995. Previously, she was Controller beginning in May 1994, and prior to then was associated with Mallinkrodt Group, Inc. for seven years in various financial positions, most recently as Assistant Controller.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

(a)(1)         Financial Statements commence on page 13.
   (2)         Financial Statement Schedules.  All
               schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
   (3)         Exhibits:

   Exhibit                                     Incorporated Herein
   Number  Description                           by Reference to
    3.1    Certificate of Incorporation,    Form 10-K Registration Statement
           as amended                       for the fiscal year ended
                                            October 31, 1994

    3.2    By-Laws, as amended              Form 10-K Registration Statement
                                            for the fiscal year ended
                                            October 31, 1996

    4.1    Form of Common Stock Certificate Form 10-K Registration Statement
                                            for the fiscal year ended
                                            October 31, 1994

    4.2    Rights Agreement                 Form 10-K Registration Statement
                                            for the fiscal year ended
                                            October 31, 1994

   10.1    Distribution Agreement           Form S-1 Registration Statement
                                            (Registration No. 33-75726)
                                            originally filed on February 25,
                                            1994

   10.2    Environmental Matters Agreement  Form S-1 Registration Statement
                                            (Registration No. 33-75726)
                                            originally filed on February 25,
                                            1994

   10.3    Amended and Restated Technology  Form 10-K Registration Statement
           License Agreement                for the fiscal year ended
                                            October 31, 1994

   10.4    Tax Sharing Agreement            Form S-1 Registration Statement
                                            (Registration No. 33-75726)
                                            originally filed on February 25,
                                            1994

   10.5    Amended and Restated Master      Form 10-K Registration Statement
           Tolling Agreement                for the fiscal year ended
                                            October 31, 1994

   10.8    1994 Stock Incentive Plan        Form S-1 Registration Statement
                                            (Registration No. 33-75726)
                                            originally filed on February 25,
                                            1994

   10.8.1  Amendment to 1994 Stock          Form 10-Q for the quarterly
           Incentive Plan                   period ended April 30, 1995

   10.9    Employee Stock Ownership Plan    Form 10-K Registration Statement
           and Trust                        for the fiscal year ended
                                            October 31, 1994

   10.10   Employee 401(k) Savings Plan     Form 10-K Registration Statement
           and Trust                        for the fiscal year ended
                                            October 31, 1994

   10.11   Sale and Purchase of Assets      Registration Statement on Form 10
           Agreement between Cargill, Inc.  (File No. 1-12638) filed on
           and McWhorter, Inc. dated as     December 3, 1993
           of May 19, 1993, as subsequently
           modified and amended

   10.12   Agreement Containing Consent     Registration Statement on Form 10
           Order executed as of September   (File No. 1-12638) filed on
           30, 1993 by the Federal Trade    December 3, 1993
           Commission, The Valspar
           Corporation and McWhorter, Inc.

   10.15   Lease Agreement between          Form 10-K Registration Statement
           McWhorter Technologies, Inc.     for the fiscal year ended
           and the Valspar Corporation for  October 31, 1994
           the lease to Valspar of
           manufacturing, warehousing,
           laboratory and office space in
           Philadelphia, Pennsylvania

   10.16   Indemnification Agreement dated  Form 10-Q for the quarterly
           May 17, 1995 between McWhorter   period ended April 30, 1995
           Technologies, Inc. and
           John R. Stevenson

   10.16.1 Amendment to Indemnification     Form 10-Q for the quarterly
           Agreement dated May 17, 1995     period ended July 31, 1996
           between McWhorter Technologies,
           Inc. and John R. Stevenson

   10.17   Indemnification Agreement dated  Form 10-Q for the quarterly
           May 17, 1995 between McWhorter   period ended April 30, 1995
           Technologies, Inc. and
           Jeffrey M. Nodland.

   10.17.1 Amendment to Indemnification     Form 10-Q for the quarterly
           Agreement dated May 17, 1995     period ended July 31, 1996
           between McWhorter Technologies,
           Inc. and Jeffrey M. Nodland

   10.18   Indemnification Agreement dated  Form 10-Q for the quarterly
           May 17, 1995 between McWhorter   period ended April 30, 1995
           Technologies, Inc. and
           Michelle L. Collins

   10.18.1 Amendment to Indemnification     Form 10-Q for the quarterly
           Agreement dated May 17, 1995     period ended July 31, 1996
           between McWhorter Technologies,
           Inc. and Michelle L. Collins

   10.19   Indemnification Agreement dated  Form 10-Q for the quarterly
           May 17, 1995 between McWhorter   period ended April 30, 1995
           Technologies, Inc. and
           Edward M. Giles

   10.19.1 Amendment to Indemnification     Form 10-Q for the quarterly
           Agreement dated May 17, 1995     period ended July 31, 1996
           between McWhorter Technologies,
           Inc. and Edward M. Giles

   10.20   Indemnification Agreement dated  Form 10-Q for the quarterly
           May 17, 1995 between McWhorter   period ended April 30, 1995
           Technologies, Inc. and
           D. George Harris

   10.20.1 Amendment to Indemnification     Form 10-Q for the quarterly
           Agreement dated May 17, 1995     period ended July 31, 1996
           between McWhorter Technologies,
           Inc. and D. George Harris

   10.21   Indemnification Agreement dated  Form 10-Q for the quarterly
           May 17, 1995 between McWhorter   period ended April 30, 1995
           Technologies, Inc. and
           Heinn F. Tomfohrde III

   10.21.1 Amendment to Indemnification     Form 10-Q for the quarterly
           Agreement dated May 17, 1995     period ended July 31, 1996
           between McWhorter Technologies,
           Inc. and Heinn F. Tomfohrde III

   10.23   Indemnification Agreement dated  Form 10-K Registration Statement
           December 13, 1995 between        for the fiscal year ended
           McWhorter Technologies, Inc.     October 31, 1995
           and John G. Johnson, Jr.

   10.23.1 Amendment to Indemnification     Form 10-Q for the quarterly
           Agreement dated December 13,     period ended July 31, 1996
           1995 between McWhorter
           Technologies, Inc. and
           John G. Johnson, Jr.

   10.24   1996 Incentive Stock Plan        Form 10-K Registration Statement
                                            for the fiscal year ended
                                            October 31, 1996

   10.25   1996 Nonemployee Director Stock  Form 10-K Registration Statement
           Option and Award Plan            for the fiscal year ended
                                            October 31, 1996

   10.26   Stockholders Agreement for       Form 10-K Registration Statement
           McWhorter Technologies Europe    for the fiscal year ended
                                            October 31, 1996

   10.27   Deferred Compensation Plan       Form 10-K Registration Statement
                                            for the fiscal year ended
                                            October 31, 1996

   10.28   $150,000,000 Credit Agreement    Form 10-Q for the quarterly
           dated July 30, 1997 among        period ended July 31, 1997
           McWhorter Technologies, Inc.,
           the banks listed therein and
           Wachovia Bank of Georgia, N.A.,
           as agent

   10.29   Stock Purchase Agreement By and  Form 8-K dated August 11, 1997
           Between McWhorter Technologies,
           Inc. and Antonio Napoli &
           C.s.a.p.a. and Gestin S.r.l.

   10.30   Warrant Purchase Agreement       Form 8-K dated August 11, 1997
           Between McWhorter Technologies,
           Inc. and Cable Beach Holdings Ltd.

   10.31   Waiver and First Amendment to the
           $150,000,000 Credit Agreement

   11.1    Statement regarding computation
           of net income per share

   21.1    Subsidiaries of Registrant

   23.1    Consent of Independent Auditors

   27      Financial Data Schedules

(b) Following reports on Form 8-K were filed in the fourth quarter of 1997:

     (i)  Report dated August 11, 1997 on Item 2,
          Acquisition or Disposition of Assets, and
          Item 7, Financial Statements, Pro forma
          Financial Information, and Exhibits.

    (ii)  Report dated October 7, 1997 on Item 2,
          Acquisition on Disposition of Assets, and
          Item 7, Financial Statements, Pro forma
          Financial Information, and Exhibits. This report amended the report dated August 11, 1997.


                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   McWHORTER TECHNOLOGIES, INC.
January 27, 1998
                                   By:  /s/John R. Stevenson
                                       JOHN R. STEVENSON
                                       Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ John R. Stevenson                              January 27, 1998
JOHN R. STEVENSON
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Jeffrey M. Nodland                             January 27, 1998
JEFFREY M. NODLAND
President, Chief Operating Officer and Director

/s/ Louise M. Tonozzi-Frederick                    January 27, 1998
LOUISE M. TONOZZI-FREDERICK
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ D. George Harris                               January 27, 1998
D. GEORGE HARRIS
Director

/s/ Michelle L. Collins                            January 27, 1998
MICHELLE L. COLLINS
Director

/s/ Edward M. Giles                                January 27, 1998
EDWARD M. GILES
Director

/s/ Heinn F. Tomfohrde, III                        January 27, 1998
HEINN F. TOMFOHRDE, III
Director

/s/ John G. Johnson, Jr.                           January 27, 1998
JOHN G. JOHNSON, JR.
Director


EXHIBIT 11.1 - Statement regarding computation of net income per share


                                                  Year Ended
                                       October 31,            October 31,
                                          1997                   1996
Primary
  Average common shares outstanding    10,446,540              10,535,456
  Less:  Shares of restricted stock
     awards issued, not yet vested        (99,589)                (94,354)
  Net effect of dilutive stock options--
    based  on the treasury stock method
    using average market price            145,924                  43,177

    Total                              10,492,875              10,484,279
    Net income                        $15,418,000             $13,833,000
    Net income per share              $      1.47             $      1.32


Fully Diluted
  Average common shares outstanding    10,446,540              10,535,456
  Net effect of dilutive stock
     options--based on the treasury
     stock method using the year-end
     market price, if higher than
     average market price                 189,966                  80,778

    Total                              10,636,506              10,616,234
    Net income                        $15,418,000             $13,833,000
    Net income per share              $      1.45             $      1.30


EXHIBIT 21.1 - Subsidiaries of the Registrant

McWhorter Holdings Ltd. (United Kingdom)
McWhorter Technologies Sales Corporation ( Bermuda)
McWhorter Technologies, S.p.A. (Italy)
Syntech France S.a.r.l.

EXHIBIT 23.1 - Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-78412 and 333-4540) pertaining to the McWhorter Technologies, Inc. 1994 Stock Incentive Plan, McWhorter Technologies, Inc. Employee 401(k) Savings Plan, McWhorter Technologies, Inc. 1996 Incentive Stock Plan and McWhorter Technologies, Inc. 1996 Nonemployee Director Stock Option and Award Plan of our report dated November 17, 1997, with respect to the consolidated financial statements of McWhorter Technologies, Inc. included in the Annual Report (Form 10-K) for the year ended October 31, 1997.


                                    /s/ Ernst & Young
                                    ERNST & YOUNG


Chicago, Illinois
January 27, 1998