Form 10-Q
period 1998-01-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 1998-03-10
CIK 915775

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q
(mark one)
  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE
                 TRANSITION PERIOD FROM ____ TO ____

                 Commission file number 1-12854

                  McWhorter Technologies, Inc.
     (Exact name of registrant as specified in its charter)


              Delaware                    36-3919940

  (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)       Identification No.)

       400 East Cottage Place
  Carpentersville, Illinois 60110        847-482-2657
  (Address of principal executive  (Registrant's telephone
   offices,including zip code)      number including area code)

   Securities Registered Pursuant to Section 12(b) of the Act:

                                     Name of Exchange on
        Title of Each Class           Which  Registered
   Common Stock, $0.01 par value   New York Stock Exchange
  Preferred Stock Purchase Rights  New York Stock Exchange

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

    As of January 31, 1998, 10,343,589 shares of common stock were outstanding.

PART  I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying interim financial statements of McWhorter Technologies, Inc. (the "Company" or
"McWhorter") do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in McWhorter's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, are unaudited but include all adjustments that McWhorter's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the year. All references to years are to fiscal years ended October 31.


CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                            Quarter Ended January 31,
                                           1998 (Note 1)         1997
Net sales                                $ 98,120              $71,534
Costs and expenses:
   Cost of sales                           85,131               60,686
   Research                                 2,654                2,056
   Selling, general and administrative      7,039                4,035
   Other (income) expense, net               (268)                 238
Income from operations                      3,564                4,519
Interest expense, net                       1,600                  297
Income before income taxes                  1,964                4,222
Income tax expense                            755                1,708
Net income                                $ 1,209              $ 2,514
Net income per share-
  basic and diluted (Note 2)              $  0.12              $  0.24


            See Notes to Consolidated Financial Statements


CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)
(January 31, 1998 Unaudited)

                                          January 31,       October 31,
                                         1998 (Note 1)         1997
Assets
Current assets:
   Cash                                   $  2,388           $  3,929
   Accounts receivable                      69,150             67,762
   Inventories (Note 3)                     34,899             26,487
   Other current assets                      9,634              8,743
                                           116,071            106,921
Property, plant and equipment              171,068            148,609
Accumulated depreciation                   (48,305)           (43,315)
   Net property, plant and equipment       122,763            105,294
Intangibles, net                            40,120             36,153
Other assets                                 6,744             10,814
                                          $285,698           $259,182
Liabilities and Shareholders' Equity
Current liabilities:
   Short-term debt                        $ 19,758           $ 23,706
   Trade accounts payable                   41,385             43,265
   Accrued liabilities                      14,375             15,276
                                            75,518             82,247
Long-term debt, less current portion        89,178             57,152
Deferred income taxes                       22,929             22,446
Accrued environmental liabilities            2,013              2,201
Other liabilities                            4,970              3,468
Shareholders' equity:
   Common stock (par value $.01 per
     share; authorized 30,000,000 shares;
     issued 10,965,547 shares at January 31,
     1998 and October 31, 1997)               110                110
   Additional paid-in capital              10,867             10,867
   Retained earnings                       94,189             92,980
   Currency translation adjustments        (2,497)              (940)
   Restricted stock awards                 (1,633)            (1,633)
   Treasury stock, at cost (621,958
     shares at January 31, 1998 and
     612,460 shares at October 31, 1997)   (9,946)            (9,716)
                                           91,090             91,668
                                         $285,698           $259,182

         See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                            Quarter Ended January 31,
                                             1998 (Note 1)     1997
Operating Activities
Net income                                      $1,209        $2,514
Adjustments to reconcile net income to
  net cash (used) provided by operating
  activities:
   Depreciation and amortization                 3,630         2,375
   Deferred income taxes                           539           398
   Other, net                                      359           334
   Changes in working capital:
     Accounts receivable                         4,599         8,553
     Inventories                                (3,214)       (5,153)
     Trade accounts payable and
       accrued liabilities                      (9,058)       (6,428)
     Other current assets                         (408)         (917)
Net cash (used) provided by operating
  activities                                    (2,344)        1,676

Investing Activities
Acquisition spending, net of cash acquired      (8,190)
Capital expenditures                            (2,928)       (1,697)
Investment in and advances to joint ventures    (1,130)       (2,343)
Other, net                                         110
Net cash used by investing activities          (12,138)       (4,040)

Financing Activities
Increase in debt, net                           12,928         2,328
Proceeds from exercise of stock options             13            25
Net cash provided by financing activities       12,941         2,353

Decrease in cash                                (1,541)          (11)
Cash at beginning of period                      3,929         1,060
Cash at end of period                         $  2,388       $ 1,049


        See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated results for the quarter ended
   January 31, 1998 include the full consolidation of Syntech S.p.A. and the European joint-venture pursuant to the Company's buyout of its joint-venture partners. Syntech S.p.A. was acquired on August 1, 1997. The buyout of the European joint-venture partners occurred in separate transactions during November 1997 and January 1998 for a total of approximately $8.2 million, net of cash acquired.

2. The Company adopted Financial Accounting
   Standards Board Statement of Financial Accounting
   Standard No. 128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to fully diluted earnings per share. As required by the statement, prior period amounts have been restated.

                                                   Quarter Ended January 31,
                                                     1998            1997
   Net income for calculation of net income per
     share - basic and diluted                   $ 1,209,000     $ 2,514,000

   Weighted average common shares outstanding     10,342,853      10,467,439
   Less:  Shares contingent by returnable            101,847          94,354
   Weighted average shares for calculation of
     net income per share - basic                 10,241,006      10,373,085
   Effect of dilutive securities:
    Dilutive effect of stock options                 100,988          64,107
    Other                                             51,224          12,201
   Dilutive potential common shares                  152,212          76,308
   Weighted average shares for calculation of
     net income per share - diluted               10,393,218      10,449,393
   Net income per share - basic                  $      0.12     $      0.24
   Net income per share - diluted                $      0.12     $      0.24


3. The major classes of inventories consist of the following:

                                                 January 31,  October 31,
  Dollars in thousands                             1998         1997
  Manufactured products                           $21,921      $16,407
  Raw materials, supplies and work-in-process      12,978       10,080
                                                  $34,899      $26,487


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

The following discussion and analysis of results of operations and financial condition of McWhorter should be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report on Form 10-K for the fiscal year ended October
31, 1997. Except for historical information contained herein, certain matters set forth in this Form
10-Q are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

Results of Operations

Net sales increased 37 percent in the first quarter of 1998 to $98,120,000 compared to $71,534,000 in the same period of 1997. The increase in net sales was due primarily from acquired businesses (see Note 1 of Notes to Consolidated Financial Statements). Excluding acquired businesses, sales decreased 3% due to lower selling prices 2% and product mix impact 1% with volume being flat. Higher architectural volumes were offset by loss of low margin industrial toll business.

The Company's gross profit margin for the first quarter of 1998 was 13.2 percent compared to 15.2 percent in last year's first quarter. Current year margins were impacted by absorption issues in our manufacturing facilities resulting from lower than anticipated volumes and lower overall margins in the northern
European operations, and changes in the product mix, partially offset by cost reductions achieved through a number of ongoing internal process improvements.

Operating expenses (research, selling, general and administrative) for the first quarter of 1998 were 9.9 percent of net sales compared to 8.5 percent in the prior year first quarter. Higher actual expenses compared to the prior year resulted primarily from the acquired businesses.

Net interest expense increased $1,303,000 in the first quarter of 1998 compared to the same period in 1997.
The increase is due to debt borrowed to fund the August
1997 acquisition of Syntech S.p.A. and assumed debt of the acquired businesses.

The effective tax rate for the first quarter of 1998 was 42.0 percent versus 40.5 percent in the comparable period a year ago. The increase is due to higher tax rate in Italy and the non-deductibility of goodwill amortization.

Net income for the first quarter of 1998 was $1,209,000, or $.12 per share compared to last year's first quarter net income of $2,514,000, or $.24 per share.

Financial Condition

In the first quarter of 1998 cash used by operations was $2,344,000 compared to cash generated by operations of $1,676,000 in the comparable period a year ago.
The difference resulted
primarily from changes in working capital, and the effect of interest expense on debt used to finance the acquisition of Syntech S.p.A. The Company's current ratio was 1.5 at January 31, 1998 compared to 1.3 at October 31, 1997. The increase in the current ratio was due to higher working capital of $6.3 million resulting from the consolidation of the European joint-venture in the Company's results (see Note 1 of Notes to Consolidated Financial Statements), $3.2 million of higher inventories due to lower than expected sales, and lower payables of $5.4 million due to timing of payments and lower raw material prices.

Investing activities used cash of $12,138,000 in the first quarter of 1998 compared to $4,040,000 in the comparable period a year ago. The increase was primarily because of the purchase of remaining equity interests in the European joint-venture for approximately $8.2 million, net of cash acquired.
Capital expenditures of $2,928,000 and $1,697,000 in the first quarter of 1998 and 1997, respectively, were primarily for productivity improvements. Capital spending for fiscal year 1998 is currently anticipated to be approximately $25,000,000.

Financing activities provided cash of $12,941,000 in the first three months of 1998 compared to $2,353,000 in the comparable period a year ago. Debt as a percentage of invested capital was 54.4 percent at January 31, 1998, up from 46.9 percent at October 31,
1997.  Total debt increased to $108,936,000 at January
31, 1998 from $80,858,000 at October 31, 1997.  This
increase was primarily attributed to the borrowing to fund the purchase of the remaining equity interests in the European joint-venture and the assumed debt of the joint-venture.

The Company has a $150 million unsecured revolving credit facility that terminates on July 30, 2002. At
January 31, 1998, $74.8 million was available under this facility. The Company's European subsidiaries, primarily Italy, have short-term lines of credit that are cancellable at any time of $27 million of which $10.8 million is available for future use at January
31, 1998. The credit facilities and internally generated funds are expected to be adequate to finance
McWhorter's capital expenditures and other operating requirements.

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

Impact of Year 2000

The Company has completed an assessment of the impact of Year 2000 and determined that the majority of the computer programs were developed using a four-digit year rather than a two-digit year. However, it will be required to modify portions of its software so that all computer systems will function properly with respect to dates in the year 2000 and thereafter. The estimated effort for the Year 2000 project is not material and is expected to be completed by June 1999. To date, the Company has not incurred any material expense in the assessment of the Year 2000 issue and the development of modification plans.

The Company is initiating formal communications with significant suppliers and customers to determine the extent of which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's operations.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:

               27 Financial Data Schedules

          (b) No reports on Form 8-K were filed during the first quarter of 1998.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   McWhorter Technologies, Inc.


                                   /s/  Louise M. Tonozzi-Frederick
                                   Louise M. Tonozzi-Frederick
                                   Vice President and Chief Financial Officer
Date:  March 10, 1998