Form 10-Q/A
period 1998-01-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 1998-04-01
CIK 915775

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

                   Commission file number 1-12854

                  McWhorter Technologies, Inc.
     (Exact name of registrant as specified in its charter)


              Delaware                    36-3919940
  (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)       Identification No.)

       400 East Cottage Place
  Carpentersville, Illinois 60110        847-428-2657
  (Address of principal executive  (Registrant's telephone
    offices, including zip code)    number, including area code)

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