Form 10-Q
period 1998-04-30
MCWHORTER TECHNOLOGIES INC /DE/
filed 1998-06-11
CIK 915775

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-Q
(mark one)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

  (Address of principal executive  (Registrant's telephone number
   offices,including zip code)      including area code)


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

     As  of  May  31, 1998, 10,346,505  shares  of
common stock were outstanding.

PART  I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying interim financial statements of McWhorter Technologies, Inc. (the "Company" or
"McWhorter") do not include all disclosures normally provided in annual financial statements.
These financial statements, which should be read in conjunction with the financial statements contained in McWhorter's Annual Report on Form 10-
K for the fiscal year ended October 31, 1997, are unaudited but include all adjustments that McWhorter's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the year. All references to years are to fiscal years ended October 31.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)
                               Quarter           Six Months
                                Ended              Ended
                              April 30,          April 30,
                            1998     1997     1998       1997
                          (Note 1)           (Note 1)
Net sales                 $ 115,614 $ 80,882  $213,734  $152,416
Costs and expenses:
 Cost of sales (Note 2)      96,763   68,145   181,894   128,831
 Research                     2,741    2,068     5,395     4,124
 Selling, general and
  administrative              7,462    3,922    14,501     7,957
 Other (income) expenses,
  net (Note 3)                 (208)     726      (476)      964
Income from operations        8,856    6,021    12,420    10,540
Interest expense, net         1,821      364     3,421       661
Income before income taxes    7,035    5,657     8,999     9,879
Income tax expense (Note 4)     675    1,781     1,430     3,489
Net income                   $6,360   $3,876    $7,569    $6,390
Net income per share -
  basic (Note 6)             $  .62   $  .38    $  .74    $  .62
Net income per share -
  diluted (Note 6)           $  .61   $  .37    $  .73    $  .61


     See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)
(April 30, 1998 Unaudited)
                                           April 30,      October 31,
                                           1998 (Note 1)     1997
Assets
Current assets:
   Cash                                  $  1,563         $  3,929
   Accounts receivable                     81,957           67,762
   Inventories (Note 5)                    37,573           26,487
   Other current assets                     8,075            8,743
                                          129,168          106,921
Property, plant and equipment             186,073          148,609
Accumulated depreciation                  (51,660)         (43,315)
   Net property, plant and equipment      134,413          105,294
Intangibles, net                           72,719           36,153
Other assets                                7,297           10,814
                                         $343,597         $259,182
Liabilities and Shareholders' Equity
Current liabilities:
   Short-term debt                       $ 21,846         $ 23,706
   Trade accounts payable                  49,956           43,265
   Accrued liabilities                     16,541           15,276
                                           88,343           82,247
Long-term debt                            130,676           57,152
Deferred income taxes                      20,990           22,446
Accrued environmental liabilities           1,646            2,201
Other liabilities                           5,248            3,468
Shareholders' equity:
   Common stock (par value $.01 per
     share; authorized 30,000,000 shares;
     issued 10,965,547 shares at April 30,
     1998 and October 31, 1997)               110              110
   Additional paid-in capital              10,913           10,867
   Retained earnings                      100,549           92,980
   Currency translation adjustments        (3,220)            (940)
   Restricted stock awards                 (1,727)          (1,633)
   Treasury stock, at cost (619,231
     shares at April 30, 1998 and
     612,460 shares at October 31, 1997)   (9,931)          (9,716)
                                           96,694           91,668
                                         $343,597         $259,182

           See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
                                              Six Months Ended April 30,
                                                  1998         1997
                                                (Note 1)
Operating Activities
Net income                                     $ 7,569       $ 6,390
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                7,738         4,790
    Deferred income taxes                         (840)           62
    Other, net                                     (37)          211
    Changes in working capital:
      Accounts receivable                       (4,281)          687
      Inventories                               (1,449)       (5,091)
      Trade accounts payable and
        accrued liabilities                     (1,360)       (1,028)
    Other current assets                           977          (137)
Net cash provided by operating activities        8,317         5,884

Investing Activities
Acquisition spending, net of cash acquired     (55,231)
Capital expenditures                           (10,992)       (4,372)
Investment in and advances to joint ventures    (1,607)       (2,343)
Other, net                                        (420)
Net cash used by investing activities          (68,250)       (6,715)

Financing Activities
Increase in debt, net                           57,509         3,680
Purchase of treasury stock                                    (2,476)
Proceeds from exercise of stock options             58            28
Net cash provided by financing activities       57,567         1,232
(Decrease) increase in cash                     (2,366)          401
Cash at beginning of period                      3,929         1,060
Cash at end of period                           $1,563        $1,461


          See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.The consolidated results for the quarter and
  six months ended April 30, 1998 included the
  full consolidation of Accurate Dispersions
  (Accurate), the European joint-venture, and
  Syntech S.p.A. subsequent to their being
  purchased by the Company.  On April 1, 1998
  substantially all of the assets of Accurate
  Coatings and Dispersions, Inc. together with
  $6.5 million of debt was acquired for
  approximately $39.4 million in cash.  The
  excess of purchase price over the net book
  value of assets was approximately $35 million,
  the largest component of which was allocated to
  goodwill.  The buyout of the European joint-
  venture partners occurred in separate
  transactions during November 1997 and January
  1998 for a total of approximately $8.2 million,
  net of cash acquired.   Syntech S.p.A. and its
  affiliated entities and subsidiaries was acquired on August 1, 1997.

2.Second quarter 1998 results included a pretax charge of approximately $500,000 ($300,000 after taxes, or 3 cents per share) related to the one-time amortization of the excess of fair value over net book value associated with inventories acquired as part of the purchase of Accurate.

3.Second quarter 1997 results included a pretax charge of $811,000 ($483,000 after taxes, or 5 cents per share) for costs, primarily severance, related to the relocation of the Minneapolis research facility to Carpentersville and the write-off of a tax related receivable.

4.Second quarter 1998 results included a favorable adjustment of $2,311,000 (22 cents per share) relating to the impact on deferred income taxes of changes in the Italian income tax regulations. Second quarter 1997 results included a favorable adjustment of $591,000 (6 cents per share) that resulted from the conclusion of an income tax audit for the period prior to the Company's spin-off in 1994.

5.The major classes of inventories consist of the following:


                                                April 30,  October 31
Dollars in thousands                              1998       1997
Manufactured products                            $23,386    $16,407
Raw materials, supplies and work-in-process       14,187     10,080
                                                 $37,573    $26,487


6.The Company adopted Financial Accounting
  Standards Board Statement of Financial Accounting
  Standard No. 128, "Earnings Per Share".  Statement
  128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options.
  Diluted earnings per share is very similar to fully diluted earnings per share. As required by the Statement, prior period amounts have been restated. The difference between the previously reported amounts and the restated amounts was not material.

                                    Quarter Ended        Six Months Ended
                                      April 30,             April 30,
                                  1998        1997         1998         1997
   Net income for calculation
    of net income per share-
    basic and diluted          $6,360,000   $3,876,000   $7,569,000  $6,390,000

   Weighted average common
    shares outstanding         10,346,502   10,421,131   10,345,094  10,444,719
   Less:  Shares contingently
    returnable                    104,836      100,332      103,317      97,335
   Weighted average shares for
    calculation of net income
    per share - basic          10,241,666   10,320,799   10,241,777  10,347,384
   Effect of dilutive securities:
    Dilutive effect of stock
     options                      100,852       66,708      100,935      65,361
    Other                          68,701       12,201       59,818      12,201
   Dilutive potential common
    shares                        169,553       78,909      160,753      77,562
   Weighted average shares for
    calculation of net income
    per share - diluted        10,411,219   10,399,708   10,402,530  10,424,946
   Net income per share -
    basic                      $      .62   $      .38   $      .74  $      .62
   Net income per share -
    diluted                    $      .61   $      .37   $      .73  $      .61


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

Overview

On April 1, 1998, the Company completed the acquisition of substantially all of the assets of Accurate Coatings and Dispersions, Inc. together with $6.5 million of debt for approximately $39.4 million in cash. Accurate Dispersions (Accurate) located in South Holland, Illinois manufactures and distributes dispersed pigments for the coatings industry. The purchase price was funded from the Company's $150 million revolving credit facility. The acquisition was accounted for under the purchase method and the results of Accurate since the date of acquisition have been included in the consolidated results of the Company. The excess of purchase price over the net book value of assets was approximately $35 million, the largest component of which was allocated to goodwill.

Results of Operations

Net sales increased 43 percent in the second quarter of 1998 to $115,614,000 compared to $80,882,000 in the same period of 1997. For the six months, net sales were $213,734,000, a 40 percent increase versus net sales of $152,416,000 in the comparable period a year ago. The increase in net sales was primarily from acquired businesses (see Note 1 of Notes to Consolidated
Financial Statements). Excluding acquired businesses, second quarter sales were flat and six month sales decreased 1 percent. Volume comparisons with 1997 continue to be impacted by the loss of low margin industrial toll business.

The Company's gross profit margin for the second quarter of 1998 was 16.3 percent compared to 15.7 percent in last year's second quarter. For the six months, the gross profit margin was 14.9 percent versus 15.5 percent for the comparable period a year ago. Current quarter margins were favorably impacted by lower raw material costs, improved product mix, and internal process improvements in the U.S.

Operating expenses (research, selling, general and administrative) for the second quarter of 1998 were 8.8 percent of net sales compared to 7.4 percent in the prior year second quarter. For the six months, operating expenses were 9.3 percent of sales compared to 7.9 percent for the same period a year ago. Higher expenses compared to prior year resulted primarily from the acquired businesses.

Net interest expense increased $1,457,000 in the second quarter and $2,760,000 year-to-date compared to 1997. The increase is from debt borrowed to fund acquisitions (see Note 1 of Notes to Consolidated Financial Statements).

The effective tax rate for the second quarter of 1998 was 42 percent versus 40.5 percent in the comparable period a year ago excluding the favorable adjustments to 1998 and 1997 income tax expense discussed in Note 4 of Notes to Consolidated Financial Statements. The increase is from the non-deductibility of goodwill amortization for the Syntech S.p.A. acquisition.

Net income for the second quarter of 1998 was $6,360,000, or 61 cents per share on a diluted basis compared to last year's second quarter net income of $3,876,000, or 37 cents per share on a diluted basis. For the six months, net income was $7,569,000, or 73 cents per share on a diluted basis, compared to last year's six month net income of $6,390,000, or 61 cents per share on a diluted basis. Refer to Notes 2, 3, and 4 of Notes to Consolidated Financial Statements for a discussion on the impact of certain nonrecurring items on 1998 and 1997 net income. The net impact of the nonrecurring items was a favorable 19 cents per share in the second quarter and year-to-date
1998 and a favorable 1 cent per share in the comparable periods of 1997.

Financial Condition

In the first six months of 1998, cash generated by
operations was $8,317,000 compared to cash
generated by operations of  $5,884,000 in the
comparable period a year ago.  The Company's
current ratio was 1.5 at April 30, 1998 compared
to 1.3 at October 31, 1997.   Excluding the
working capital of the entities acquired in 1998, working capital increased approximately $4.5 million primarily from the seasonality of the business.

Investing activities used cash of $68,250,000 in the first six months of 1998 compared to cash used of $6,715,000 in the comparable period a year ago.
The increase was primarily because of the acquisitions in 1998 (see Note 1 of Notes to
Consolidated Financial Statements). Capital expenditures of approximately $11,000,000 in the first six months of 1998 were primarily for the construction of the new research and development facility, powder capacity expansion, and productivity improvements. Capital expenditures of $4,400,000 in the first six months of 1997 was primarily for productivity improvements. Capital spending for fiscal year 1998 is currently anticipated to be approximately $25,000,000.

Financing activities provided cash of $57,567,000 in the first six months of 1998 compared to cash provided of $1,232,000 in the comparable period a year ago. Debt as a percentage of invested capital was 61.2 percent at April 30, 1998, up from 46.9 percent at October 31, 1997, and 24.3 percent a year ago. Total debt increased to $152,522,000 at April 30, 1998 from $80,858,000 at
October 31, 1997. This increase was primarily attributed to the borrowings to fund acquisitions
(see Note 1 of Notes to Consolidated Financial
Statements) and the assumed debt of the acquired entities.

The Company has a $150 million unsecured revolving credit facility that terminates on July 30, 2002.
At April 30, 1998, $25.9 million was available under this facility. The Company's European subsidiaries, primarily the Italian subsidiary, have short-term lines of credit that are cancelable at any time of $25 million of which $10 million is available for future use at April 30, 1998. The credit facilities and internally generated funds are expected to be adequate to finance McWhorter's capital expenditures and other operating requirements.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On February 18, 1998, the annual meeting of stockholders of the Company was held. The following individuals were elected directors at the meeting and the voting results were as follows:

Directors                  Votes For           Votes Withheld
Michelle L. Collins        6,855,196               104,277
Edward M. Giles            6,926,194                33,279
D. George Harris           6,720,434               239,039
John G. Johnson, Jr.       6,927,597                31,876
Jeffrey M. Nodland         6,926,455                33,018
John R. Stevenson          6,924,287                35,186
Heinn F. Tomfohrde III     6,927,497                31,976


In addition, the following proposal was submitted to stockholders as described in the Company's
Proxy Statement dated January 5, 1998 and was voted upon and approved by the stockholders at the meeting, with the voting results as follows:

Proposal                Votes For    Votes Against  Abstentions
Ratification of
Ernst & Young
LLP as auditors         6,895,202        46,698        17,573


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a)  Exhibits:

           10.32   Asset Purchase Agreement by and among
                   Accurate Coatings & Dispersions, Inc.,
                   the Principal Stockholders Thereof and McWhorter Technologies, Inc. dated as of March 23, 1998

           27.1    Financial Data Schedule for the
                   second quarter of 1998

           27.2 Financial Data Schedule for the second quarter of 1997. The Financial Data Schedule for the second quarter of 1997 is being included to reflect restatement of information pursuant to the adoption of statement of Financial
                   Accounting Standard No. 128,
                   "Earnings Per Share."

      (b)  No reports on Form 8-K were filed during the second quarter of 1998.

                    SIGNATURES

Pursuant  to  the requirements of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   McWhorter Technologies, Inc.


                                   /s/  Louise M. Tonozzi-Frederick
                                   Louise M. Tonozzi-Frederick
                                   Vice President and Chief Financial Officer
Date: June 10, 1998