Form 10-Q
period 1998-07-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 1998-08-31
CIK 915775

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
     (mark one)

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      TRANSITION PERIOD FROM ____ TO ____


                        COMMISSION FILE NUMBER 1-12854

                         MCWHORTER TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)



                DELAWARE                                36-3919940
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         400 EAST COTTAGE PLACE
    CARPENTERSVILLE, ILLINOIS 60110                    847-428-2657
(Address of principal executive offices,      (Registrant's telephone number
          including zip code)                      including area code)

Securities Registered Pursuant to Section 12(b) of the Act:


                                                     Name of Exchange on
            Title of Each Class                       Which  Registered
            -------------------                       -----------------
       Common Stock, $0.01 par value               New York Stock Exchange
      Preferred Stock Purchase Rights              New York Stock Exchange



          Securities Registered Pursuant to Section 12(g) of the Act:  None


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

    As of July 31, 1998, 10,352,810 shares of common stock were outstanding.

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

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                                         Quarter Ended                    Nine Months Ended
                                                            July 31,                           July 31,
                                                --------------------------------    ------------------------------
                                                     1998               1997             1998            1997
                                                   (Note 1)                            (Note 1)
                                                -----------------    -----------    ---------------  -------------
Net sales                                                $125,770        $85,581           $339,504       $237,997
Costs and expenses:
     Cost of sales (Note 2)                               103,901         71,018            285,795        199,849
     Research                                               2,777          2,131              8,172          6,255
     Selling, general and administrative                    7,523          4,139             22,024         12,096
     Other (income) expenses, net (Note 3)                    744            (94)               268            870
                                                         --------        -------           --------       --------
Income from operations                                     10,825          8,387             23,245         18,927
Interest expense, net                                       2,330            366              5,751          1,027
                                                         --------        -------           --------       --------
Income before income taxes                                  8,495          8,021             17,494         17,900
Income tax expense (Note 4)                                 3,643          3,189              5,073          6,678
                                                         --------        -------           --------       --------
Net income                                               $  4,852        $ 4,832           $ 12,421       $ 11,222
                                                         ========        =======           ========       ========
Net income per share - basic (Note 6)                    $    .47        $   .47           $   1.21       $   1.09
                                                         ========        =======           ========       ========
Net income per share - diluted (Note 6)                  $    .47        $   .47           $   1.19       $   1.08
                                                         ========        =======           ========       ========



                See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)
(July 31, 1998 Unaudited)



                                                                          July 31,                October 31,
                                                                            1998                     1997
                                                                          (Note 1)
                                                                      ----------------          ---------------
ASSETS
Current assets:
     Cash                                                                     $  3,558                 $  3,929
     Accounts receivable                                                        86,155                   67,762
     Inventories (Note 5)                                                       40,670                   26,487
     Other current assets                                                        9,974                    8,743
                                                                      ----------------          ---------------
                                                                               140,357                  106,921
Property, plant and equipment                                                  193,947                  148,609
Accumulated depreciation                                                       (55,250)                 (43,315)
                                                                      ----------------          ---------------
     Net property, plant and equipment                                         138,697                  105,294
Intangibles, net                                                                72,474                   36,153
Other assets                                                                     7,415                   10,814
                                                                      ----------------          ---------------
                                                                              $358,943                 $259,182
                                                                      ================          ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                          $ 25,501                 $ 23,706
     Trade accounts payable                                                     53,196                   43,265
     Accrued liabilities                                                        20,075                   15,276
                                                                      ----------------          ---------------
                                                                                98,772                   82,247
Long-term debt, less current portion                                           128,724                   57,152
Deferred income taxes                                                           21,824                   22,446
Accrued environmental liabilities                                                1,459                    2,201
Other liabilities                                                                5,482                    3,468
Shareholders' equity:
     Common stock (par value $.01 per share; authorized
       30,000,000 shares; issued 10,965,547 shares at July
       31, 1998 and October 31, 1997)                                              110                      110
     Additional paid-in capital                                                 10,919                   10,867
     Retained earnings                                                         105,401                   92,980
     Currency translation adjustments                                           (2,193)                    (940)
     Restricted stock awards                                                    (1,727)                  (1,633)
     Treasury stock, at cost (612,737 shares at July 31,
       1998 and 612,460 shares at October 31, 1997)                             (9,828)                  (9,716)
                                                                      ----------------          ---------------
                                                                               102,682                   91,668
                                                                      ----------------          ---------------
                                                                              $358,943                 $259,182
                                                                      ================          ===============

                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)



                                                                         Nine Months Ended July 31,
                                                                  -----------------------------------------
                                                                        1998                     1997
                                                                      (Note 1)
                                                                  -----------------        ----------------
OPERATING ACTIVITIES
Net income                                                                 $ 12,421                 $11,222
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                           12,079                   7,236
     Deferred income taxes                                                     (334)                    609
     Other, net                                                                (303)                    203
     Changes in working capital:
      Accounts receivable                                                    (8,103)                  1,675
      Inventories                                                            (4,586)                 (3,318)
      Trade accounts payable and accrued liabilities                          4,905                  (1,753)
      Other current assets                                                      255                  (1,495)
                                                                  -----------------        ----------------
Net cash provided by operating activities                                    16,334                  14,379

INVESTING ACTIVITIES
Acquisition spending, net of cash acquired                                  (55,231)
Capital expenditures                                                        (17,680)                 (6,614)
Investment in and advances to joint ventures                                 (2,449)                 (2,343)
Other, net                                                                     (285)
                                                                  -----------------        ----------------
Net cash used by investing activities                                       (75,645)                 (8,957)

FINANCING ACTIVITIES
Increase in debt, net                                                        58,739                  44,731
Purchase of treasury stock                                                                           (2,683)
Proceeds from exercise of stock options                                         201                      31
                                                                  -----------------        ----------------
Net cash provided by financing activities                                    58,940                  42,079

(Decrease) increase in cash                                                    (371)                 47,501
Cash at beginning of period                                                   3,929                   1,060
                                                                  -----------------        ----------------
Cash at end of period                                                      $  3,558                 $48,561
                                                                  =================        ================

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated results for the quarter and nine months ended July 31, 1998 included the full consolidation of Accurate Coatings and Dispersions, Inc. (Accurate), the European joint-venture, and Syntech S.p.A. subsequent to their being purchased by the Company. On April 1, 1998 substantially all of the assets of Accurate were acquired for approximately $39.4 million in cash and the assumption of $6.5 million of debt. The excess of purchase price over the net book value of assets was approximately $35 million, the largest component of which was allocated to goodwill. The buyout of the European joint-venture partners occurred in separate transactions during November 1997 and January 1998 for a total of approximately $8.2 million, net of cash acquired. Syntech S.p.A. and its affiliated entities and subsidiaries were acquired on August 1, 1997.

2. Nine month 1998 results included a pretax charge of approximately $500,000 ($300,000 after taxes, or 3 cents per share) related to the one-time write-off of the excess of fair value over net book value associated with inventories acquired as part of the purchase of Accurate.

3. Third quarter 1998 results included a pretax charge of $931,000 ($540,000 after taxes, or 5 cents per share) for costs related to the relocation of the Minneapolis research facility to Carpentersville. Nine month 1997 results included a pretax charge of $811,000 ($483,000 after taxes, or 5 cents per share) for costs, primarily severance, related to the relocation of the Minneapolis research facility to Carpentersville and the write-off of a tax related receivable.

4. Nine month 1998 results included a favorable adjustment of $2,311,000 (22 cents per share) relating to the impact on deferred income taxes of changes in the Italian income tax regulations. Nine month 1997 results included a favorable adjustment of $591,000 (6 cents per share) that resulted from the conclusion of an income tax audit for the period prior to the Company's spin-off in 1994.

5. The major classes of inventories consist of the following:


                                                         July 31,    October 31,
Dollars in thousands                                       1998         1997
--------------------------------------------------------------------------------
Manufactured products                                     $26,671        $16,407

Raw materials, supplies and work-in-process                13,999         10,080
--------------------------------------------------------------------------------
                                                          $40,670        $26,487
================================================================================

6. The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to fully diluted earnings per share. As required by the Statement, prior period amounts have been restated. The difference between the previously reported amounts and the restated amounts was not material.

                                                 Quarter Ended July 31,        Nine Months Ended July 31,
                                             ------------------------------  -------------------------------
                                                     1998           1997            1998            1997
                                             ---------------------------------------------------------------
Net income for calculation of net income
  per share - basic and diluted                   $4,852,000     $4,832,000      $12,421,000     $11,222,000
                                             ===============================================================
Weighted average common shares
  outstanding                                     10,350,386     10,357,030       10,346,878      10,415,114
Less:  Shares contingently returnable                105,647        101,847          104,102          98,855
                                             ---------------------------------------------------------------
Weighted average shares for calculation
  of net income per share - basic                 10,244,739     10,255,183       10,242,776      10,316,259
Effect of dilutive securities:
  Dilutive effect of stock options                   110,627         77,485          104,058          68,716
  Other                                               70,782         12,201           63,512          12,201
                                             ---------------------------------------------------------------
Dilutive potential common shares                     181,409         89,686          167,570          80,917
Weighted average shares for calculation
  of net income per share - diluted               10,426,148     10,344,869       10,410,346      10,397,176
                                             ===============================================================
Net income per share - basic                            $.47           $.47            $1.21           $1.09
                                             ===============================================================
Net income per share - diluted                          $.47           $.47            $1.19           $1.08
                                             ===============================================================



7. Subsequent Events

   On August 13, 1998, the Company announced plans to close its manufacturing facility in Chicago Heights, Illinois and to write down its investment in the McWhorter Thailand joint venture. Pretax charges related to these plans of approximately $4,800,000 and approximately $2,500,000, respectively, will be recorded in the fourth quarter of 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

General
-------

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

Results of Operations
---------------------

Net sales increased 47 percent in the third quarter of 1998 to $125,770,000 compared to $85,581,000 in the same period of 1997. For the nine months, net sales were $339,504,000, a 43 percent increase versus net sales of $237,997,000 in the comparable period a year ago. The increase in net sales was entirely from acquired businesses (see Note 1 of Notes to Consolidated Financial Statements). Softness in the North American liquid coatings business, primarily in July, was offset by the strong performance of the composite polymer, powder resin, and colorant businesses.

The Company's gross profit margin for the third quarter of 1998 was 17.4 percent compared to 17.0 percent in last year's third quarter. For the nine months, the gross profit margin was 15.8 percent versus 16.0 percent for the comparable period a year ago. Current quarter margins were favorably impacted by lower raw material costs, improved product mix, and internal process improvements in the U.S.

Operating expenses (research, selling, general and administrative) for the third quarter of 1998 were 8.2 percent of net sales compared to 7.3 percent in the prior year third quarter. For the nine months, operating expenses were 8.9 percent of sales compared to 7.7 percent for the same period a year ago. Higher expenses compared to the prior year resulted primarily from the acquired businesses.

Net interest expense increased $1,964,000 in the third quarter and $4,724,000 year-to-date compared to 1997. The increase is from debt borrowed to fund acquisitions (see Note 1 of Notes to Consolidated Financial Statements).

The effective tax rate for the third quarter of 1998 was 42.0 percent versus
40.5 percent in the comparable period a year ago excluding the favorable adjustments to 1998 and 1997 income tax expense discussed in Note 4 of Notes to Consolidated Financial Statements. The increase is from the non-deductibility of goodwill amortization for the Syntech S.p.A. acquisition.

Net income for the third quarter of 1998 was $5,392,000, or 52 cents per share on a diluted basis, excluding an after-tax charge of $540,000 or 5 cents per share, for costs related to the relocation of the Minneapolis research facility. Third quarter 1997 net income was $4,832,000, or 47 cents per share on a diluted basis. Excluding the nonrecurring items discussed below, net income for the nine months was $10,950,000, or $1.05 per share on a diluted basis, compared to net income of $11,114,000, or $1.07 per share on a diluted basis, for the comparable period in 1997. The 1998 results included a net benefit of 14 cents per share due to the favorable tax impact of a change in Italian tax law, offset by charges for the Minneapolis research facility relocation costs discussed above and for the one-time write-off of the excess of fair value over net book value of inventory acquired as part of the acquisition of Accurate. The 1997 results included a net benefit of 1 cent per share due to the conclusion of an income tax audit offset by charges primarily related to the relocation of the Company's Minneapolis research facility to Carpentersville. Including these nonrecurring items, net income for 1998 was $12,421,000, or $1.19 per share on a diluted basis, compared to net income for 1997 of $11,222,000, or $1.08 per share on a diluted basis. Refer to Notes 2, 3, and 4 of Notes to Consolidated Financial Statements for a discussion on the impact of certain nonrecurring items on 1998 and 1997 net income.

Financial Condition
-------------------

In the first nine months of 1998 and 1997, cash generated by operations was $16,334,000 and $14,379,000, respectively. The Company's current ratio was 1.4 at July 31, 1998 compared to 1.3 at October 31, 1997. Excluding the working capital of the entities acquired in 1998, working capital increased approximately $5.6 million primarily from the seasonality of the business. Investing activities used cash in 1998 and 1997 of $75,645,000 and $8,957,000, respectively. The increase was primarily because of the acquisitions in 1998 (see Note 1 of Notes to Consolidated Financial Statements). Capital expenditures of approximately $17,680,000 in the first nine months of 1998 were primarily for the construction of the new research and development facility, powder capacity expansion, the implementation of a Enterprise Resource Planning package, and productivity improvements. Capital expenditures of $6,6140,000 in the first nine months of 1997 were primarily for productivity improvements. Capital spending for the fiscal year 1998 is currently anticipated to be approximately $25,000,000.

Financing activities provided cash of $58,940,000 in the first nine months of 1998 compared to cash provided of $42,079,000 in the comparable period a year ago. Debt as a percentage of invested capital was 60.0 percent at July 31, 1998, up from 46.9 percent at October 31, 1997, and 43.7 percent a year ago. Total debt increased to $154,225,000 at July 31, 1998 from $80,858,000 at October 31, 1997. This increase was primarily attributed to the borrowings to fund acquisitions (see Note 1 of Notes to Consolidated Financial Statements) and the assumed debt of the acquired entities.

The Company has a $150 million unsecured revolving credit facility that terminates on July 30, 2002. At July 31, 1998, $27.9 million was available under this facility. The Company's European subsidiaries, primarily the Italian subsidiary, have short-term lines of credit that are cancelable at any time of $24 million of which $9.6 million is available for future use at July 31, 1998. The credit facilities and internally generated funds are expected to be adequate to finance McWhorter's capital expenditures and other operating requirements.

The Board of Directors of the Company has adopted a resolution authorizing the repurchase by the Company of up to an aggregate of 500,000 shares of its common stock. The resolution expires May 1999.

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


Subsequent Events
-----------------

On August 13, 1998, the Company announced plans to close its manufacturing facility in Chicago Heights, Illinois and to write down its investment in the McWhorter Thailand joint venture. Pretax charges related to these plans of approximately $4,800,000 and approximately $2,500,000, respectively, will be recorded in the fourth quarter of 1998. The closure of the Chicago Heights facility is a result of an in-depth review of the Company's North American production capabilities as a part of a continuing effort to improve efficiency. Production from the Chicago Heights facility will be transferred to the Company's facilities in Carpentersville, Illinois and Columbus, Georgia. This transition is expected to be completed no later than June 30, 2000. When completed, savings are projected at approximately $2,800,000 per year. The Company's decision not to proceed further with the construction of the manufacturing facility in Thailand was influenced by the poor economic prospects for this joint venture and the level of additional investment that would have been required to complete the facility.


Impact of Year 2000
-------------------

The Company uses a combination of purchased and internally developed information technology (IT) systems. The Company has completed an assessment of the impact of the Year 2000 on these systems. The current purchased software is Year 2000 compliant and the majority of internally developed systems were developed using a four digit year. The Company expects to complete its assessment of non-IT systems compliance by October 1998. The Company is currently in the process of testing and modifying software and hardware to ensure that all systems will function properly with respect to dates in the Year 2000 and thereafter. In addition, the Company is finalizing its contingency plans for software, hardware, and non-IT systems in the event the modifications discussed above fail to correct the Year 2000 issues. The contingency plans will be completed by the first quarter of 1999.

The estimated costs related to testing, modifying, and replacing existing IT systems for Year 2000 compliance are approximately $300,000 of which $50,000 has been spent or committed to date. Approximately $75,000 of the projected costs will be capital expenditures. Year 2000 compliance is expected to be achieved no later than June 1, 1999, which is prior to any anticipated impact on the Company's operations. The Company believes that, with modifications to existing software and hardware, the Year 2000 issue will not have a material impact on the operations of the Company. However, if such modifications are not made, or are not completed on timely basis, the Year 2000 Issue could result in the temporary inability to process orders, send invoices, or engage in similar business activities, which would have a material impact on the Company's operations.

The Company has begun formal communications with significant suppliers and customers to determine the extent to which the Company's activities would be impacted by those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's operations rely will be corrected on a timely basis and therefore have no adverse impact on the Company's operations.

This Year 2000 disclosure contains forward-looking statements under The Private Securities Litigation Reform Act of 1995 and is subject to various risks and uncertainties. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In June 1998, the Company settled a previously disclosed Corrective Action Order issued by the California Department of Toxic Substances Control for $68,000. (See Item 3 of the Company's Summary Annual Report on Form 10-K for the fiscal year 1997). The Company is not party to any legal or administrative proceedings, other than routine litigation incidental to the business or involving claims for immaterial amounts.

ITEM 5.   OTHER INFORMATION

Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after November 21, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               27.1  Financial Data Schedule for the third quarter of 1998

               27.2  Financial Data Schedule for the third quarter of 1997.

                     The Financial Data Schedule for the third quarter of 1997 is being included to reflect restatement of information pursuant to the adoption of statement of Financial Accounting Standard No. 128, "Earnings Per Share."

          (b) No reports on Form 8-K were filed during the third quarter of 1998.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      McWhorter Technologies, Inc.


                                           /s/ Louise M. Tonozzi-Frederick
                                      ------------------------------------------
                                      Louise M. Tonozzi-Frederick
                                      Vice President and Chief Financial Officer

Date: August 31, 1998