Form 10-K405
period 1998-10-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 1999-01-26
CIK 915775

                                    UNITED STATES
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

                     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                           COMMISSION FILE NUMBER 1-12854

                            MCWHORTER TECHNOLOGIES, INC.
               (Exact name of registrant as specified in its charter)

                DELAWARE                                36-3919940
     (State or other jurisdiction of                 (I.R.S. employer
      incorporation or organization)                identification no.)

         400 EAST COTTAGE PLACE                        847-428-2657
     CARPENTERSVILLE, ILLINOIS 60110
     (Address of principal executive          (Registrant's telephone number
       offices including zip code)                 including area code)


           Securities Registered Pursuant to Section 12(b) of the Act:


                                                  Name of Exchange on
            Title of Each Class                    Which Registered
            -------------------                    ----------------

       COMMON STOCK, $0.01 PAR VALUE            NEW YORK STOCK EXCHANGE

      PREFERRED STOCK PURCHASE RIGHTS           NEW YORK STOCK EXCHANGE


      Securities Registered Pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes /x/    No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of December 31, 1998, the aggregate market value of the voting and nonvoting stock held by nonaffiliates of McWhorter Technologies, Inc. (based upon the New York Stock Exchange closing prices) was approximately $233,891,000.

     As of December 31, 1998, 10,351,329 shares of common stock were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE
  Certain portions of McWhorter Technologies, Inc.'s Proxy Statement filed with the Securities and Exchange Commission on December 29, 1998 ("Proxy Statement")
                 are incorporated in Part III hereof by reference.

                            MCWHORTER TECHNOLOGIES, INC.


                                 TABLE OF CONTENTS




                                                                         Page
                                                                         ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.      Properties. . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 3.      Legal Proceedings and Environmental Matters . . . . . . . . . 7

Item 4.      Submission of Matters to a Vote of Security Holders . . . . . 8

PART II

Item 5.      Market for the Registrant's Common Equity and Related
              Stockholder Matters. . . . . . . . . . . . . . . . . . . . . 8

Item 6.      Selected Financial Data . . . . . . . . . . . . . . . . . . . 9

Item 7.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition. . . . . . . . . . . . . . 9

Item 8.      Financial Statements and Supplementary Data . . . . . . . . . 16

Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . . . . 34

PART III

Item 10.     Directors and Executive Officers of the Registrant. . . . . . 35

Item 11.     Executive Compensation. . . . . . . . . . . . . . . . . . . . 36

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management. . . . . . . . . . . . . . . . . . . . . . . . . . 36

Item 13.     Certain Relationships and Related Transactions. . . . . . . . 36

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K .. . . . . . . . . . . . . . . . . . . . . . . . . . 37

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

PART I

ITEM 1.  BUSINESS

McWhorter Technologies, Inc. (McWhorter or the Company) is a leading manufacturer of surface coating resins and colorants and is a manufacturer of resins used in the reinforced fiberglass plastics industry. Surface coating resins are a primary component of paint and coatings which are used for a variety of protective and decorative purposes. Colorants are used to disperse pigments in paints and coatings. Resins used for reinforced fiberglass plastics are a primary component for various fiberglass products. The Company strengthened its global presence with the purchase of the equity interests of its joint venture partners in McWhorter Technologies Europe in the first quarter of 1998. As a result, the Company increased its equity interest in McWhorter Europe from 33% to 100%. On April 1, 1998, the Company completed the acquisition of Accurate Coatings and Dispersions, Inc. (Accurate). Accurate, located in South Holland, Illinois, manufactures and distributes colorants for the coatings industry. The acquisition of Accurate expands McWhorter's presence in the colorant market and better enables the Company to serve its customers. McWhorter purchased Arizona Chemical's customer list and technology related to its European alkyd resin business in April 1998.

All references to years are to fiscal years ended October 31 unless otherwise stated.

PRODUCTS AND MARKETS
McWhorter's product lines focus primarily on the requirements of customers in the paint and coatings and reinforced fiberglass plastics industries. Each of these industries are highly fragmented with a large number of competitors. For example, in the paint and coatings industry, McWhorter believes there are over 800 active companies manufacturing paint and coatings for a variety of end uses.

The paint and coatings industry is a mature market, growing at an estimated 2% per annum, or about the same rate as durable goods. Although a number of paint and coating manufacturers have captive resin and colorant manufacturing capabilities today, increased costs of product reformulation and updating of resin and colorant manufacturing processes to comply with environmental regulations are causing a shift from captive manufacturing to outsourcing. McWhorter believes this trend will increase its sales opportunities in future years.

McWhorter produces various products including alkyds, copolymers, polyurethanes, polyester resins, unsaturated polyesters, acrylic emulsions, polyvinyl acetate emulsions, solution acrylics, powder resins, powder curing agents, a number of specialty resins, and waterborne and solvent-based colorant systems. Various types of resins are required by customers due to differing application and product performance characteristics.

ALKYD RESINS AND COPOLYMERS. Alkyd resins and copolymers are McWhorter's largest product category and are used in the manufacture of oil-based paints and coatings. Alkyd resins and copolymers can be used in consumer paints (e.g., house paint, deck stains, etc.), industrial coatings (e.g., decorative and protective coatings used on machinery, equipment, tools, etc.) and special purpose coatings (e.g., traffic-striping paints, automotive refinish coatings, and industrial maintenance coatings). Alkyd resins and copolymers are formulated and engineered according to customer specifications for various purposes and the same product can be used in different applications depending on the product's formulation. Alkyd resins and copolymers can also be modified with other raw materials to improve performance; silicone for longer-lasting products or high temperature applications, vinyl toluene for quicker-dry applications, and acrylics for improved durability.

POLYURETHANE RESINS. Oil-modified polyurethane resins are a form of an alkyd resin used primarily in varnishes and other clear wood coatings for application on wood floors, furniture, kitchen cabinets, etc. Oil-modified polyurethane resins are also used as additives to floor coatings and other products to improve a product's performance characteristics.

POLYESTER RESINS. Polyester resins are used in industrial coatings requiring specific properties such as gloss and color retention, resistance to corrosion, and flexibility. Typical uses for polyesters are coil coated metal buildings, appliances and metal office furniture.

UNSATURATED POLYESTER RESINS. Unsaturated polyester resins are used for various applications in the reinforced fiberglass plastics industry. The largest uses are marine applications where unsaturated polyester resins are used in the manufacture of boats. Other applications include tub and shower enclosures, fiberglass tanks, and cultured marble surfaces.

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

SOLUTION ACRYLICS. Solvent-borne acrylic resins are used in applications where resistance to weathering is required. Coatings produced from solvent-borne acrylic resins may be thermoplastic or may be combined with crosslinkers to form high performance thermoset coatings. Typical applications include marine and maintenance paints and automotive topcoats.

POWDER RESINS. Powder resins are used in the manufacture of industrial powder coatings. Powder coatings are dry coatings which provide an alternative to liquid coatings. The principal advantage of powder coatings are that they emit no solvents, have excellent application and performance characteristics, and have a high degree of transfer efficiency. Powder coatings is the fastest growing segment of the industrial coatings industry.

POWDER CURING AGENTS. Powder curing agents are used in conjunction with certain powder resins to impart durability and hardness. McWhorter produces urethane curing agents, the largest volume category for powder paint.

SPECIALTY RESINS. Specialty resins include natural and synthetic adhesives used in the paper industry. These resins are used for high pressure laminates and surface particle boards including water-soluble amino resins for treated panels and laminated plastics and phenol formaldehyde resins for laminated plastics.

WATERBORNE AND SOLVENT-BASED COLORANT SYSTEMS. Colorants are used in formulated interior and exterior paints, specifically, exterior aerospace applications, topcoat and interior applications for vehicles, general and light industrial, coil coatings for builders panels, and coatings for beverage containers.

SALES AND DISTRIBUTION
McWhorter sells its products primarily to customers in the paint and coatings and reinforced fiberglass plastics industry through a direct sales force, with the balance sold through agents or distributors. McWhorter's business is primarily focused in North America and Europe.

McWhorter's business is somewhat seasonal with sales volume being traditionally the highest during the third quarter of its fiscal year. This seasonality is largely due to the buying cycle of the consumer paint and maintenance coatings businesses. Since orders are generally filled within a minimum lead time, McWhorter has no significant backlog.

MANUFACTURING AND RESEARCH AND DEVELOPMENT
McWhorter operates its manufacturing plants 24 hours a day on a five- or seven-day schedule, depending on local work practices, capacity utilization, and customer requirements.

Solvent-based products are generally produced in high temperature reactors. Raw materials are fed into a reactor and heated to 400DEG. -500DEG. F for 10-30 hours, depending on the formulation. Once the desired properties are achieved, the product is transferred to a mixing vessel, where additional materials are added to complete the batch. Finally, the resin is filtered and pumped into drums or bulk storage tanks before shipment to customers.

Emulsions are processed differently from solvent-based resins. Emulsions are created by exothermic reactions in reactors designed to control the reaction by cooling the product. Once the reaction is complete, material is filtered and transferred to bulk storage tanks before shipment to customers.

Colorants are produced by mixing precise amounts of pigment and solvent at low temperatures. Once the desired dispersion is attained, the product is filtered and then pumped into drums for shipment to customers.

McWhorter manufactures certain proprietary resins under tolling arrangements, which are common in the resin industry. Such arrangements are subject to confidentiality and secrecy agreements which safeguard the customer's technology.

McWhorter's research and development activities have emphasized emerging technologies in the paint and coatings industry, focusing on developing products designed to comply with environmental laws and maintain the integrity of a product's performance characteristics. In 1998, McWhorter completed construction of a new 42,000 square-foot corporate technology center in Carpentersville, Illinois, which accommodates the Company's U.S. product development, information technology, technical service, and marketing and sales personnel.

RAW MATERIALS
Materials used in the manufacturing of resins and colorants are procured primarily from domestic suppliers. Most of the raw materials are derived from either petroleum or vegetable oil. McWhorter has not experienced difficulty in recent years in obtaining an adequate supply of raw materials or other supplies needed in the manufacturing process. The majority of the materials purchased are subject to national supply contracts which generally average one to three years in length with pricing subject to periodic reviews and adjustment based on market conditions. Raw material prices fluctuate due to market conditions in the petrochemical or vegetable oil markets.

INTELLECTUAL PROPERTY
McWhorter's business is not materially dependent upon franchises, licenses or similar rights, or on any single patent or trademark or group of related patents or trademarks. The techniques and formulas used to produce solvent-based resins are mature and well known. The techniques and formulas used to produce acrylic emulsions, powder resins, curing agents, other specialty resins and colorants are in some instances not well known or are protected by patents or as trade secrets.

COMPETITION
McWhorter encounters competition from numerous other companies with respect to each of the products it produces. A significant number of resin and colorant producers are vertically integrated into coatings manufacturers, providing a captive source of products for such manufacturers. Some of these captive producers also sell directly to third parties.

Consistent quality, responsive service, technology and price are the critical elements that customers use to select their resin and colorant suppliers. McWhorter believes that it competes favorably in each of these areas.

EMPLOYEES
McWhorter employs approximately 1,040 full- and part-time employees worldwide.

ITEM 2.  PROPERTIES

The Company's principal plants and facilities have an aggregate square footage of approximately 1,027,000 square feet, of which 73%, or 745,000 square feet, is located in the U.S., and approximately 27%, or 282,000 square feet, is located outside the U.S., primarily in

Italy and Sweden. Approximately 97% of the square footage is owned and the balance is held under lease. All facilities are well maintained, utilized for their intended purpose, and have sufficient capacity to meet their reasonably-anticipated needs. There are no material encumbrances on any of the facilities. Total practical production capacity of McWhorter's plant facilities is approximately 896 million wet pounds per year. The Company's corporate headquarters is located in Carpentersville, Illinois.

ITEM 3.  LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

McWhorter is involved in an administrative proceeding with the California Department of Toxic Substances Control (DTSC). McWhorter is appealing a Corrective Action Order issued by the DTSC. Because of the subjective nature of the Order's requirements and the pending ruling upon the Order's merits and validity, it is impossible to quantify any potential resulting impact to liabilities. Other than the above, McWhorter is not party to any legal or administrative proceedings, other than routine litigation incidental to the business or involving claims for immaterial amounts.

The operations of McWhorter, like those of other companies in its industry, involve the generation and disposal of substances regulated by the United States Environmental Protection Agency and certain state agencies under various federal and state environmental laws. As a result, McWhorter is involved in various claims relating to environmental and waste disposal matters. These claims generally allege that McWhorter, together with other parties, is responsible under federal and state environmental laws for the remediation of hazardous waste at a particular site. Several of these laws provide that potentially responsible parties may be held jointly and severally liable for investigation and remediation costs regardless of fault. Although McWhorter continually assesses its potential liability with respect to its past and present operations, any potential liability that may be attributable to McWhorter is subject to a number of uncertainties, including, among others, the number of parties involved with respect to any given site, the volumetric contribution which may be attributed to McWhorter relative to that attributable to other parties, the nature and magnitude of the wastes involved, and the method and extent of remediation. McWhorter does not believe that any potential liability, either individually or in the aggregate, ultimately determined to be attributable to McWhorter will have a material adverse effect on its business or financial condition.

At October 31, 1998 the estimated amount of probable environmental liability of McWhorter is approximately $3,420,000. Cargill Incorporated (Cargill) has agreed to indemnify McWhorter, subject to certain limitations, for damages resulting from certain environmental matters relating to its former Resin Products Division (RPD) that was acquired by the Company in 1994. Indemnification for environmental liabilities, subject to certain limitations, related to the Company's Italian facilities is provided for under the escrow provisions of the Syntech S.p.A. acquisition agreement. As a result of the probable recoveries under these indemnification agreements of $2,722,000, McWhorter's net estimated environmental liability is approximately $698,000. There are a total of twelve sites at which McWhorter believes it has probable environmental liability, including three sites for which the estimated liability is less than $10,000 per site. The maximum estimated amount of environmental liability attributable to any individual site is approximately $945,000, of which a significant portion is expected to be reimbursed. During 1998, McWhorter spent approximately $693,000 on remediation costs, of which $584,000 was spent for on-site liabilities and has been or is expected to be reimbursed. During 1999, McWhorter expects to spend approximately $1,854,000 on remediation costs, of which $1,416,000 is expected to be reimbursed under the indemnification agreeements. During 1998, McWhorter spent approximately $1,279,000 on capital expenditures to comply with environmental laws and regulations and during 1999 McWhorter expects to spend approximately
$2,200,000 on such expenditures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

McWhorter common stock is traded on the New York Stock Exchange under the trading symbol "MWT."

The following table sets forth the high and low bid and ask sales prices for the common stock for fiscal 1998 and 1997. The Company did not declare any cash dividends on its common stock in either fiscal year.


                                1998                                 1997
----------------------------------------------------------------------------------
                         LOW            HIGH                  LOW           HIGH
 First quarter          $23.63         $26.38                $13.13        $15.63
 Second quarter          24.31          26.50                 13.38         18.13
 Third quarter           24.00          28.38                 16.38         19.38
 Fourth quarter          18.88          24.75                 17.13         20.13
----------------------------------------------------------------------------------

As of December 31, 1998, there were 1,268 holders of record of the common stock. There have been no sales of securities by the Company during the period covered by this report that were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                  YEAR ENDED
                                  ----------------------------------------------------------------------------
 IN THOUSANDS,                      OCTOBER 31,    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,     OCTOBER 31,
 EXCEPT PER SHARE AMOUNTS             1998(a)        1997(c)         1996           1995           1994(d)
--------------------------------------------------------------------------------------------------------------
Net sales                            $454,930       $331,456       $315,925       $311,398       $242,331

Net income                             12,844(b)      15,418(b)      13,833         11,070          8,444(e)

Earnings per share-diluted               1.24(b)        1.48(b)        1.32           1.02            .78(e)

Total assets                          362,465        259,182        153,254        138,127        138,563

Long-term debt                        130,128         57,152         13,145         19,182         30,087
--------------------------------------------------------------------------------------------------------------

(a) REFLECTS THE ACQUISITION OF THE MCWHORTER EUROPE JOINT VENTURE AND ACCURATE SINCE THE DATES OF ACQUISITION
(b)  REFER TO NOTE 14 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(c)  REFLECTS THE ACQUISITION OF SYNTECH S.p.A. SINCE THE DATE OF ACQUISITION
(d) MCWHORTER TECHNOLOGIES, INC. WAS FORMED AS A RESULT OF THE SPIN-OFF ON APRIL 29, 1994 BY THE VALSPAR CORPORATION OF ITS WHOLLY-OWNED SUBSIDIARY MCWHORTER INC. INCLUDING THE RESIN PRODUCTS DIVISION (RPD) OF CARGILL INCORPORATED THAT WAS ACQUIRED BY MCWHORTER ON FEBRUARY 18, 1994. THE PRO FORMA INFORMATION DOES NOT NECESSARILY REFLECT WHAT THE RESULTS FOR THE COMPANY WOULD HAVE BEEN HAD IT BEEN AN INDEPENDENT COMPANY OR HAD THE BUSINESS OF THE COMPANY AND THE RPD BUSINESS BEEN COMBINED DURING THE PRO FORMA PERIOD.
(e) INCLUDES A CHARGE OF $2,472,000 PRETAX, $1,497,000 AFTER TAXES, OR $.14 PER SHARE, TO RECOGNIZE THE IMPAIRMENT IN VALUE OF THE LOS ANGELES RESIN FACILITY. THIS FACILITY WAS TRANSFERRED TO THE VALSPAR CORPORATION DURING THE SECOND QUARTER AT THE TIME THE COMPANY ACQUIRED THE RESIN PRODUCTS DIVISION ASSETS OF CARGILL INCORPORATED.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes. All references to years are to fiscal years ended October 31 unless otherwise stated. Unless otherwise stated, per share information is on a diluted basis.

OVERVIEW The Company's net sales surpassed the levels achieved in all prior years as a result of strategic acquisitions completed in 1998 and 1997. In April 1998, the Company completed the acquisition of substantially all of the assets of Accurate Coatings and Dispersions, Inc. (Accurate) for approximately $39,400,000 in cash and the assumption of $6,500,000 of debt. Accurate, located in South Holland, Illinois, manufactures and distributes dispersed pigments for the coatings industry. The Company strengthened its global presence with the purchase of the equity interests of its joint venture partners in McWhorter Technologies Europe (McWhorter Europe) for approximately $8,200,000 in the first quarter of 1998. As a result, the Company increased its equity interest in McWhorter Europe from 33.3 percent to 100 percent. In April 1998, the Company purchased Arizona Chemical's customer list and technology related to its European alkyd resin business. In August 1997, the Company completed the acquisition of Syntech S.p.A. and its affiliated entities and subsidiaries (Syntech) for $48,300,000 in cash and approximately $17,100,000 in assumed liabilities. Syntech is an Italian based resin company with two production facilities in Italy and a joint venture in China. These acquisitions were accounted for using the purchase method. Refer to Note 2 of the Notes to Consolidated Financial Statements.

The Company completed the construction of a 42,000 square foot research and development facility in Carpentersville, Illinois during 1998. As a result of this project, the Company closed its research and development facility in Minneapolis, Minnesota. Employees from the product development, technical support, and information technology groups were relocated to the new facility to serve McWhorter's liquid coating resins, powder coating resins, and composite polymers businesses. In total, the Company incurred pretax charges of $1,546,000, $.09 per share after taxes, related to this move. Refer to
Note 14 of the Notes to Consolidated Financial Statements.

In August 1998, the Company announced plans to close its manufacturing facility in Chicago Heights, Illinois and to write-off its investment in the McWhorter Thailand joint venture. Pretax charges related to these plans of $4,650,000, $.27 per share after taxes, and $2,617,000, $.15 per share after taxes, respectively, were recorded in the fourth quarter of 1998. Additional pretax charges of approximately $650,000 related to the retention of employees at the Chicago Heights facility will be recorded in conjunction with the closing of the facility. The planned closure of the Chicago Heights facility was the result of an in-depth review of the Company's North American production capabilities as part of a continuing effort to improve efficiency. Production from the Chicago Heights facility will be transferred to the Company's other U.S. facilities. This transition is expected to be completed and the facility closed over the next eighteen months. The Company estimates savings at approximately $2,800,000 per year when completed. The Company's decision not to proceed further with the construction of the manufacturing facility in Thailand was influenced by the poor economic prospects for this joint venture and the level of additional investment that would have been required to complete the facility. Refer to Note 14 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS 1998 VS. 1997   Net sales for 1998 were $454,930,000
compared to $331,465,000 in the 1997, an increase of 37 percent. Acquisitions accounted for the entire increase. Volume decreases in the Company's liquid coating resins business were offset by strong sales in the composite polymers and powder coating resins businesses. The Company expects that the continued global integration of its acquisitions, the introduction of new products, and expansion efforts will lead to improved performance in all of the Company's businesses in 1999.

The Company's gross profit margin was 16.3 percent in 1998 and 1997. Margins were favorably impacted by sales mix , internal process improvements, and raw material price decreases. This impact was offset by absorption issues in the Company's liquid coating resins business resulting from lower than anticipated volumes. The Company expects raw material costs to continue to decrease in 1999 and internal process improvements to continue to favorably impact margins.

Operating expenses (research, selling, general and administrative) were 9.0 percent of sales in 1998 compared to 7.9 percent of sales in 1997. The higher expenses compared to 1997 resulted primarily from the businesses acquired in 1998 and 1997.

Other expense in 1998 included pretax charges of $931,000, $4,650,000, and $2,617,000 for the relocation of the research and development facility, the closing of the Chicago Heights plant, and the write-off of the Thailand joint venture, respectively. In 1997, other expense included pretax charges of $811,000 for the relocation of the research and development facility and the write-off of a tax related receivable. Refer to Note 14 of the Notes to Consolidated Financial Statements.

Net interest expense was $7,737,000 in 1998 compared to $2,166,000 in 1997. This comparison reflects higher debt levels due to the acquisitions.

The effective tax rate was 28.4 percent in 1998 and 38.3 percent in 1997. Tax rates in both years were affected by adjustments that reduced income tax expense as discussed in Note 8 of the Notes to Consolidated Financial Statements. Excluding these adjustments, the 1998 and 1997 tax rates were
41.3 percent and 40.7 percent, respectively. The 1998 rate was higher as a result of the nondeductibility of goodwill amortization related to the Syntech acquisition and foreign tax rate differential.

Net income for 1998 was $15,752,000, or $1.52 per share, excluding net after-tax charges related to the nonrecurring items discussed in Note 14 of the Notes to Consolidated Financial Statements. This represents a 3 percent increase in earnings per share over net income of $15,418,000, or $1.48 per share, for 1997. Including the nonrecurring items, net income for 1998 was $12,844,000, or $1.24 per share.

RESULTS OF OPERATIONS 1997 VS. 1996   Net sales for 1997 were $331,465,000
compared to $315,925,000 in the 1996. The sales increase of 5 percent was made up of 4 percent from the acquisition of Syntech in August 1997 and a 3 percent volume increase offset by a 2 percent price decrease. Volume increases in the Company's large national customers were offset by loss of low margin industrial toll business and delayed timing of inventory replenishments by certain customers.

The Company's gross profit margin was 16.3 percent in 1997 compared to 15.4 percent in 1996. The 1997 margins were favorably impacted by an increase of specialty products in the sales mix combined with the continuing focused efforts in the area of process improvements.

Operating expenses were 7.9 percent of sales in 1997 compared to 7.5 percent of sales in 1996. The higher expenses compared to 1996 reflect higher headcount levels, and the amortization of costs related to the acquisition of Syntech.

Other expense in 1997 included charges totaling $811,000, $.05 per share after taxes, for the estimated amount of employee termination benefits related to the relocation of the Minneapolis research and development facility to Carpentersville and the write-off of a tax related receivable.

Net interest expense was $2,166,000 in 1997 compared to $1,653,000 in 1996. This comparison reflects higher debt levels due to the acquisition of Syntech. Excluding the acquisition, interest expense in 1997 was impacted by a reduction in debt of approximately $7,500,000.

The effective tax rate was 38.3 percent in 1997 and 40.5 percent in 1996. The 1997 tax rate reflects the tax benefit of an income tax audit of $591,000, or $.06 per share.

Net income in 1997 was $15,418,000, or $1.48 per share, compared to $13,833,000, or $1.32 per share, in 1996. Excluding the acquisition of Syntech, net income for 1997 was $15,746,000, or $1.52 per share, which represents a 15 percent increase over 1996 earnings per share.

FINANCIAL CONDITION   In 1998, operations generated cash of $23,696,000
compared to $27,583,000 in 1997. The Company's current ratio was 1.5 at the end of 1998 compared to 1.3 at the end of 1997. Working capital increased $10,580,000 primarily as a result of higher inventories and receivables in
the U.S. and lower payables in Europe.   EBITDA increased to $42,087,000 in
1998 from $37,502,000 in 1997, primarily as a result of the acquired businesses.

Investing activities used cash of $82,320,000 in 1998 compared to $62,402,000 in 1997 due to the 1998 acquisitions and increased capital expenditures. Capital expenditures were $25,663,000 in 1998 versus $11,203,000 in 1997. The 1998 capital expenditures were primarily for the construction of the new research and development facility, powder capacity expansion, the implementation of an Enterprise Resource Planning (ERP) package, and productivity improvements. Capital spending for 1999 is expected to be approximately $30,000,000, primarily for the completion of the ERP project and capacity expansion for powder, solution acrylics, and composite polymers.

Financing activities provided cash of $58,794,000 in 1998 compared to $37,688,000 in 1997. Total debt increased to $156,602,000 at October 31, 1998 from $80,858,000 a year ago. The increase was primarily due to borrowings to fund acquisitions. Debt as a percentage of invested capital increased to
59.3 percent at October 31, 1998 from 46.9 percent a year ago as a result of the acquisitions.

The Board of Directors of the Company adopted a resolution in 1998 authorizing the repurchase by the Company of up to an aggregate of 500,000 shares of its common stock. As of October 31, 1998, the Company had acquired 33,600 shares at a cost of $672,000. The resolution expires in May 1999.

The Company has a $150,000,000 unsecured revolving credit facility that terminates on July 30, 2002. At October 31, 1998, $26,653,000 was available under this facility. The Company's European subsidiaries, primarily the Italian subsidiary, have short-term lines of credit that are cancelable at any time of $28,591,000, of which $13,280,000 was available for future use at October 31, 1998. These credit facilities and internally generated funds are expected to be adequate to finance McWhorter's capital expenditures and other operating requirements in 1999. Refer to Note 6 of the Notes to Consolidated Financial Statements for discussion of the Company's debt.

Refer to Note 9 of the Notes to Consolidated Financial Statements for discussion of environmental liabilities. Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.

YEAR 2000 During 1998, the Company continued its program to prepare its information technology (IT) and non-information technology (non-IT) systems for year 2000 compliance. The year 2000 issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000.

The Company has completed an assessment of the impact of the year 2000 on its purchased and internally developed IT systems. The current purchased software and a majority of the internally developed software is year 2000 compliant. Non-compliant internally developed software is expected to be replaced by June 1999. The Company is currently in the process of modifying and testing its non-IT systems to ensure that these systems will function properly with respect to dates in the year 2000. The Company has begun formal communications with significant suppliers and customers to determine the extent to which the Company's activities would be impacted by those third parties' failure to remediate their own year 2000 issues.

The estimated costs related to testing and modifying existing systems for year 2000 compliance are approximately $300,000, of which $200,000 has been spent or committed to date. Approximately $100,000 of the total compliance costs are expected to be capital expenditures. No significant information systems projects have been deferred to accommodate the year 2000 issues.

Year 2000 compliance is expected to be achieved no later than June 1999. The Company believes that with the planned modifications, year 2000 issues will not have a material impact on operations. However, if these modifications are not made, or are not completed on a timely basis, year 2000 issues could result in the temporary inability to process orders, send invoices, or engage in similar business activities, which would have a material impact on the Company's operations. Failure by significant suppliers and customers to be year 2000 compliant could also have a material impact the Company. The amounts of potential liability and lost revenue resulting from the failure to be year 2000 compliant cannot be reasonably estimated at this time.

The Company's contingency plans will be finalized as the testing of systems is completed. Contingency plans are expected to be completed by the first quarter of 1999 and will include the manual processes required to perform critical business functions that could be affected by year 2000 issues.

This is a year 2000 readiness disclosure statement within the meaning of the Year 2000 Information and Readiness Disclosure Act. (P.L. 105-271)

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

This report on form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, expenditures, cost reductions, cash flow, operating improvements, and year 2000 compliance, and are indicated by words such as "estimates", "expects", and similar words and phrases. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from expected results, including but not limited to the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on the Company's order rates and product sale prices; McWhorter's ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of McWhorter's capacity and the effect of capacity utilization on McWhorter's costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; year 2000 compliance; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates, foreign exchange rates, and commodity prices.

As of October 31, 1998, the Company does not use significant levels of derivative financial instruments to manage this risk.

The Company had $129,630,000 of long-term variable rate debt outstanding at October 31, 1998. At this borrowing level, a hypothetical 10% adverse change in interest rates at October 31, 1998 would have a $750,000 unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to U.S. and European interbank rates. The majority of the Company's long-term obligations are variable rate debt. Therefore, the Company's exposure to changes in the fair value of its financial instruments is not significant.

The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. As a result, foreign currency exposures arising from transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the Italian lira and other European currencies. The fair value of the Company's net foreign investments would not be materially affected by a 10% adverse change in foreign currency exchange rates from October 31, 1998 levels.

The Company is a purchaser of certain commodity products which are procured at market prices established with the vendor at the time of purchase. The Company does not use significant levels of commodity financial instruments to hedge commodity prices due to a high correlation between the commodity cost and the ultimate selling price of the Company's products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   PAGE
                                                                       ----
Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . 17

Statements of Income for the Years Ended October 31, 1998,
     1997 and 1996.. . . . . . . . . . . . . . . . . . . . . . . . . . .18

Balance Sheets as of October 31, 1998 and 1997 . . . . . . . . . . . . .19

Statements of Cash Flows for the Years Ended October 31, 1998,
     1997 and 1996.. . . . . . . . . . . . . . . . . . . . . . . . . . .20

Statements of Changes in Shareholders' Equity for the Years Ended
     October 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . .21

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .22

                           REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of McWhorter Technologies, Inc.

We have audited the accompanying consolidated balance sheets of McWhorter Technologies, Inc. and subsidiaries, as of October 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1998.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McWhorter Technologies, Inc. and subsidiaries, at October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.




                              /s/ ERNST & YOUNG LLP


Chicago, Illinois
November 18, 1998

                            MCWHORTER TECHNOLOGIES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME


                                                          YEAR ENDED OCTOBER 31,
---------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                 1998       1997          1996
---------------------------------------------------------------------------------------
 Net sales                                           $454,930   $331,465     $315,925
 Costs and expenses:
 Cost of sales (Note 14)                              380,971    277,372      267,161
      Research                                         10,818      8,384        7,469
      Selling, general and administrative              30,063     17,637       16,368
      Other expense (income), net (Note 14)             7,395        923           25
                                                     --------------------------------
 Income from operations                                25,683     27,149       24,902
 Interest expense, net                                  7,737      2,166        1,653
                                                     --------------------------------
 Income before income taxes                            17,946     24,983       23,249
 Income tax expense (Note 8)                            5,102      9,565        9,416
                                                     --------------------------------
 Net income                                          $ 12,844   $ 15,418     $ 13,833
                                                     --------------------------------
                                                     --------------------------------
 Earnings per share - basic                          $   1.25   $   1.50     $   1.32
                                                     --------------------------------
                                                     --------------------------------
 Earnings per share - diluted                        $   1.24   $   1.48     $   1.32
                                                     --------------------------------
                                                     --------------------------------

             See Notes to Consolidated Financial Statements

                      MCWHORTER TECHNOLOGIES, INC.
                      CONSOLIDATED BALANCE SHEETS


                                                      YEAR ENDED OCTOBER 31,
                                                     ------------------------
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS       1998           1997
-----------------------------------------------------------------------------
ASSETS
Current assets
     Cash                                           $  4,099       $  3,929
     Accounts receivable less allowances for
      doubtful accounts of $1,909 in 1998 and
      $1,812 in 1997                                  82,765         67,762
     Inventories (Note 3)                             40,207         26,487
     Other current assets                             12,193          8,743
                                                    -----------------------
                                                     139,264        106,921
Property, plant and equipment (Note 4)               198,900        148,609
Less accumulated depreciation                         58,384         43,315
                                                    -----------------------
     Net property, plant and equipment               140,516        105,294
Intangibles, net (Notes 2 and 5)                      76,117         36,153
Other assets                                           6,568         10,814
                                                    -----------------------
                                                    $362,465       $259,182
                                                    -----------------------
                                                    -----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Short-term debt (Note 6)                       $ 26,474       $ 23,706
     Trade accounts payable                           49,808         43,265
     Accrued liabilities (Notes 5 and 9)              17,812         15,276
                                                    -----------------------
                                                      94,094         82,247
Long-term debt, less current portion (Note 6)        130,128         57,152
Deferred income taxes (Note 8)                        23,695         22,446
Accrued environmental liabilities (Note 9)             1,566          2,201
Other liabilities                                      5,538          3,468

Shareholders' equity
     Common stock (par value $.01 per share;
       authorized 30,000,000 shares; issued
       10,965,547 shares in 1998 and 1997)               110            110
     Additional paid-in capital                       10,931         10,867
     Retained earnings                               105,824         92,980
     Currency translation adjustments                  2,381           (940)
     Treasury stock, at cost (644,451 shares
       in 1998 and 612,460 shares in 1997)           (10,471)        (9,716)
     Other (Note 10)                                  (1,331)        (1,633)
                                                    -----------------------
                                                     107,444         91,668
                                                    -----------------------
                                                    $362,465       $259,182
                                                    -----------------------
                                                    -----------------------

            See Notes to Consolidated Financial Statements

                     MCWHORTER TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            YEAR ENDED OCTOBER 31,
-------------------------------------------------------------------------------------------
IN THOUSANDS                                          1998           1997           1996
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                          $ 12,844       $ 15,418       $ 13,833
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                    16,404         10,353          9,079
     Deferred income taxes                            (2,846)           711          3,530
     Provision for plant closure and joint venture
       write-down                                      7,267
     Other, net                                          607            906            (87)
     Changes in working capital:
        Accounts and notes receivable                 (2,650)         8,674         (5,943)
        Inventories                                   (3,537)        (2,218)        (6,131)
        Trade accounts payable and accrued
           liabilities                                (3,340)        (5,364)        10,993
        Other current assets                          (1,053)          (897)           504
                                                    ---------------------------------------
Net cash provided by operating activities             23,696         27,583         25,778
                                                    ---------------------------------------

INVESTING ACTIVITIES
Acquisition spending, net of cash acquired           (55,231)       (48,318)
Capital expenditures                                 (25,663)       (11,203)        (6,991)
Investment in joint ventures                          (1,194)        (2,915)        (5,467)
Other, net                                              (232)            34             41
                                                    ---------------------------------------
Net cash used by investing activities                (82,320)       (62,402)       (12,417)
                                                    ---------------------------------------

FINANCING ACTIVITIES
Increase (decrease) in debt, net                      59,318         40,326         (8,624)
Purchase of treasury stock                              (672)        (2,683)        (5,683)
Other, net                                               148             45            102
                                                    ---------------------------------------
Net cash provided (used) by financing activities      58,794         37,688        (14,205)
                                                    ---------------------------------------
Increase (decrease) in cash                              170          2,869           (844)
Cash at beginning of period                            3,929          1,060          1,904
                                                    ---------------------------------------
Cash at end of period                               $  4,099       $  3,929       $  1,060
                                                    ---------------------------------------
                                                    ---------------------------------------

             See Notes to Consolidated Financial Statements

                       MCWHORTER TECHNOLOGIES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                               COMMON STOCK     ADDITIONAL                CURRENCY
                                           --------------------  PAID-IN      RETAINED   TRANSLATION     TREASURY
 IN THOUSANDS, EXCEPT SHARE AMOUNTS        SHARES        AMOUNT  CAPITAL      EARNINGS   ADJUSTMENTS       STOCK      OTHER
-----------------------------------------------------------------------------------------------------------------------------
 Balance October  31, 1995               10,847,064       $110   $10,895       $63,729                    $(1,747)    $(1,463)

      Net income                                                                13,833
      Issuance of common stock for
          restricted stock awards             1,483                   22
      Exercise of stock options              14,693                 (114)                                     216
      Purchase of treasury stock           (397,300)                                                       (5,683)
      Currency translation
          adjustments                                                                        $  (74)
                                         --------------------------------------------------------------------------------------
 Balance October 31, 1996                10,465,940        110    10,803        77,562          (74)       (7,214)     (1,463)

      Net income                                                                15,418
      Issuance of common stock for
          restricted stock awards             8,993                   69                                      131        (170)
      Exercise of stock options               3,376                   (5)                                      50
      Purchase of treasury stock           (125,222)                                                       (2,683)
      Currency translation
          adjustments                                                                          (866)
                                         --------------------------------------------------------------------------------------
 Balance October 31, 1997                10,353,087        110    10,867        92,980         (940)       (9,716)     (1,633)

      Net income                                                                12,844
      Issuance of common stock for
          restricted stock awards             6,300                   55                                      100         (94)
      Deferred compensation
          stock plan                        (13,444)                                                         (322)        396
      Exercise of stock options               8,753                    9                                      139
      Purchase of treasury stock            (33,600)                                                         (672)
      Currency translation
          adjustments                                                                         3,321
                                         --------------------------------------------------------------------------------------
 Balance October 31, 1998                10,321,096       $110   $10,931      $105,824       $2,381       $(10,471)   $(1,331)
                                         --------------------------------------------------------------------------------------
                                         --------------------------------------------------------------------------------------

             See Notes to Consolidated Financial Statements

                     MCWHORTER TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS   The Company operates in one business segment, the manufacture and distribution of resin and colorants used in coatings and composite polymer industries, and sells primarily to customers located in North America and Europe.

PRINCIPLES OF CONSOLIDATION   The consolidated financial statements include
the accounts of the parent company and its subsidiaries. Investments in 50 percent or less owned companies and joint ventures are carried on the equity basis with the Company's share of earnings reflected as a component of other expense (income), net. All significant intercompany accounts and transactions are eliminated in consolidation.

USE OF ESTIMATES   The preparation of the financial statements in conformity
with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES   Inventories are stated at the lower of cost or market. At
October 31, 1998 and 1997 costs were recorded on the last-in, first-out
(LIFO) method for approximately 63 percent and 76 percent of the inventories, respectively. Inventory costs not stated on the LIFO method are stated on the first in, first out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT   Property, plant and equipment are recorded at
cost. Depreciation is based upon estimated useful lives of 10 to 40 years for buildings and 3 to 15 years for machinery and equipment, using the straight-line method.

INTANGIBLE ASSETS   Intangible assets are amortized using the straight line
method over the estimated useful lives; 40 years for goodwill and 15 years for other intangible assets. Goodwill represents the cost in excess of the fair value of net assets acquired in purchase transactions.

STOCK-BASED COMPENSATION   The Company accounts for stock-based compensation
plans under the provisions of Accounting Principles Board Opinion (APB) No.
25. Refer to Note 11 for disclosures required by Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation".

EARNINGS PER SHARE   The Company adopted  SFAS No. 128, "Earnings Per Share"
in 1998 which requires the disclosure of two earnings per share computations: basic and diluted. Earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of stock (basic) plus stock equivalents (diluted) outstanding during the year. Stock equivalents consist primarily of stock options and are included in the calculation of weighted average shares outstanding using the treasury stock method. EPS computations for prior years have been restated to reflect this new standard.

The basic weighted average shares reconciles to diluted weighted average shares as follows:


                                                      1998         1997        1996
                                                   -----------------------------------
  Basic weighted average shares outstanding        10,240,720   10,299,873  10,441,102
  Dilutive effect of common stock equivalents         147,870       92,027      28,689
                                                   -----------------------------------
  Diluted weighted average shares outstanding      10,388,590   10,391,900  10,469,791
                                                   -----------------------------------
                                                   -----------------------------------

Options to purchase 102,352 shares of common stock at a weighted average option price of $25.13 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

TRANSLATION OF FOREIGN CURRENCIES   Assets and liabilities of foreign
subsidiaries are translated at the exchange rate in effect at the balance sheet date while the income and expenses are translated at the average exchange rates prevailing during the year. The related translation adjustments are reflected as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions denominated in a currency other than the entity's functional currency are included in net income.

NEW ACCOUNTING PRONOUNCEMENTS   The Financial Accounting Standards Board
(FASB) issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises current disclosure requirements for employers' pensions and other retiree benefits. These standards are effective for fiscal years beginning after December 15, 1997. These standards expand or modify current disclosures and, accordingly, will have no impact on the Company's reported
financial position, results of operations, or cash flows.   The FASB also
issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard is effective for fiscal years beginning after
June 15, 1999.   As of October 31, 1998, the Company had no derivative
instruments. The Company adopted Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in 1998. In accordance with SOP 98-1, internal and external costs incurred to develop internal use software are expensed during the preliminary project stage and capitalized during the application development stage and amortized over five to seven years. Costs of computer software developed or obtained for internal use were immaterial in 1997 and 1996.

NOTE 2 - ACQUISITIONS

In April 1998, the Company completed the acquisition of substantially all of the assets of Accurate for approximately $39,400,000 in cash and the assumption of $6,500,000 of debt. Accurate, located in South Holland, Illinois, manufactures and distributes dispersed pigments for the coatings industry. The excess of the purchase price over the net book value of the assets was approximately $35,000,000, the largest component of which was allocated to goodwill. In the first quarter of 1998, the Company purchased the equity interests of its joint venture partners in McWhorter Europe for approximately $8,200,000 in cash, which approximated the net book value of the identifiable assets. As a result, the Company increased its equity interest in McWhorter Europe from 33.3 percent to 100 percent. Both acquisitions were accounted for using the purchase method and the results of the acquired companies have been included in the consolidated results of the Company from the dates of acquisition. The finalization of the purchase price for both acquisitions is subject to completion. The pro forma operating results including the acquired companies would not have been significantly different from the consolidated results of the Company.

In August 1997, the Company completed the acquisition of Syntech for $48,300,000 in cash and approximately $17,100,000 of assumed debt. Syntech is an Italian based resin company with two production facilities in Italy and a joint venture in China. The acquisition was accounted for using the purchase method. The excess of purchase price over the net book value of identifiable assets was approximately $30,800,000, the largest component of which was allocated to goodwill. Syntech results since the date of acquisition are included in the consolidated results of the Company. The unaudited pro forma results for 1997 and 1996 below reflect the purchase price accounting adjustments assuming the Syntech acquisition occurred at the beginning of each year presented.

Pro Forma Results (Unaudited)


 IN THOUSANDS EXCEPT PER SHARE AMOUNTS                 1997           1996
-----------------------------------------------------------------------------
 Net Sales                                           $407,495       $408,052
 Net Income                                          $ 14,207       $ 12,704
 Earnings per Share                                  $   1.37       $   1.21

NOTE 3 - INVENTORIES

The major classes of inventories as of October 31 were:


 IN THOUSANDS                                          1998           1997
------------------------------------------------------------------------------
 Manufactured products                               $ 26,339       $ 16,407
 Raw materials, supplies and work-in-process           13,868         10,080
                                                     -----------------------
                                                     $ 40,207       $ 26,487
                                                     -----------------------
                                                     -----------------------

Inventories stated at cost as determined by the LIFO method were approximately $905,000 and $2,276,000 lower at October 31, 1998 and 1997, respectively, than such costs determined under the FIFO method. Compared to the FIFO method, the LIFO method increased (decreased) pretax income by $1,371,000, $(125,000), and $1,358,000 in 1998, 1997, and 1996, respectively, due to decreased (increased) raw material costs. The related impact on earnings per share after taxes was $.08, $(.01), and $.08, in 1998, 1997, and 1996, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment classifications as of October 31 were:


 IN THOUSANDS                                        1998            1997
----------------------------------------------------------------------------
 Land                                              $ 11,084        $  9,673
 Buildings                                           39,396          24,257
 Machinery and equipment                            133,716         108,426
 Construction in progress                            14,704           6,253
                                                     ------           -----
                                                    198,900         148,609
 Less accumulated depreciation                       58,384          43,315
                                                   ------------------------
 Net property, plant and equipment                 $140,516        $105,294
                                                   ------------------------
                                                   ------------------------

Depreciation expense for 1998, 1997, and 1996 was $13,993,000, $9,962,000,
and $9,002,000, respectively.

NOTE 5 - OTHER BALANCE SHEET COMPONENTS

The components of certain other balance sheet accounts as of October 31 were:


 INTANGIBLES IN THOUSANDS                            1998            1997
----------------------------------------------------------------------------
 Goodwill                                          $ 62,885        $ 24,934
 Other                                               16,536          11,693
                                                   ------------------------
                                                     79,421          36,627
 Less accumulated amortization                        3,304             474
                                                   ------------------------
                                                   $ 76,117        $ 36,153
                                                   ------------------------
                                                   ------------------------

ACCRUED LIABILITIES  IN THOUSANDS             1998          1997
------------------------------------------------------------------
Employee compensation                       $ 5,002       $ 5,263
Environmental liabilities                     1,854         1,288
Other                                        10,956       $ 8,725
                                           -----------------------
                                            $17,812       $15,276
                                           -----------------------
                                           -----------------------

NOTE 6 - DEBT

Long-term debt as of October 31, consists of the following:

IN THOUSANDS                                       1998       1997
--------------------------------------------------------------------
Revolving credit borrowings                     $123,347    $55,000
Variable rate note payable due semiannually
    with final payment due in 2001                 5,605
6% note payable due in annual installments with
    final payment in 1998                                     2,164
Variable rate mortgage loans due semiannually
    through March 2005                             1,555      1,764
11% note payable due in 1998                                    638
Capital Lease Obligation (Note 7)                    498      1,083
Other                                                286        563
                                                --------------------
                                                 131,291     61,212
Less current maturities                            1,163      4,060
                                                --------------------
                                                $130,128    $57,152
                                                --------------------
                                                --------------------

The Company has $150,000,000 available under a revolving credit facility that enables the Company to borrow funds on an unsecured basis. Under the terms of the agreement, interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus an applicable margin, including facility fee, of up to .875 percent or other alternative rates. The weighted average interest rate at October 31, 1998 was 5.8 percent. This facility terminates on July 30, 2002. At October 31, 1998, borrowings totaling $123,347,000 were outstanding under this agreement, all of which were classified with long-term debt as they are supported by the long-term credit facility and will continue to be refinanced beyond October 31, 1999. The weighted average interest rate at October 31, 1998 for the variable rate note payable and variable rate mortgage loans was 3.90 percent and 6.56 percent, respectively. The mortgage loans are guaranteed by mortgages on certain property and equipment.

The aggregate payments of long-term debt outstanding for the next five years and thereafter, excluding revolving credit borrowings, are $1,163,000 in 1999, $1,145,000 in 2000, $5,127,000 in 2001, $212,000 in 2002, $113,000 in 2003, and
$184,000 thereafter.

In addition, the Company had $10,000,000 outstanding at October 31, 1998, under an overnight credit facility with a weighted average interest rate of 5.93 percent. The Company's European subsidiaries, primarily its Italian subsidiary, have short-term lines of credit that are cancelable at any time of $28,591,000, at a weighted average interest rate at October 31, 1998 of 4.90 percent, of which $15,311,000 was outstanding at October 31, 1998.

Interest paid during 1998, 1997, and 1996 was $6,950,000, $2,146,000, and
$1,725,000, respectively. At October 31, 1998, the Company had $4,307,000 in unissued letters of credit. The carrying value of the Company's debt approximates fair value at October 31, 1998.

NOTE 7- LEASE COMMITMENTS

The Company leases an industrial site in Italy under a capital lease agreement. The lease agreement provides the Company with a bargain purchase option at lease expiration in 1999 and the Company intends to exercise this option. Included in property, plant, and equipment as of October 31, were the following assets held under this capital lease:

IN THOUSANDS                                           1998      1997
-----------------------------------------------------------------------
Land                                                  $1,067    $1,023
Buildings                                              3,113     2,985
Machinery and equipment                                  404       388
                                                     ------------------
                                                       4,584     4,396
Less accumulated depreciation                            155        20
                                                     ------------------
                                                      $4,429    $4,376
                                                     ------------------
                                                     ------------------

Amortization of leased assets is included in depreciation and amortization and in accumulated depreciation. The total and current capital lease obligation at October 31, 1998 is $498,000. Total future minimum payments under the capital lease, including interest of $24,000, is $522,000, payable in 1999.

NOTE 8 - INCOME TAXES

The components of the provision for income taxes for the years ended October 31 were:

IN THOUSANDS                         1998       1997      1996
----------------------------------------------------------------
Current:
   Federal                          $5,399     $7,035    $4,568
   State                             1,175      1,523     1,318
   Foreign                           1,374        296
                                   -----------------------------
Total current income taxes           7,948      8,854      5,886
Deferred income taxes               (2,846)       711      3,530
                                   ------------------------------
Total income taxes                   $5,102     $9,565    $9,416
                                   ------------------------------
                                   ------------------------------

Income taxes paid during 1998, 1997 and 1996 were $7,350,000, $8,416,000 and
$5,315,000, respectively.


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, were:

IN THOUSANDS                                        1998         1997
------------------------------------------------------------------------
Deferred tax assets:
     Employee compensation                        $ 1,079      $   798
     Chicago Heights closure                        1,860
     Thailand capital loss carryover                  982
     Other                                          1,735        1,811
                                                ------------------------
Total deferred tax assets                           5,656        2,609
Deferred tax liabilities:
     Tax over book depreciation                    22,869       21,711
     Other                                          2,047        1,150
                                                ------------------------
Total deferred tax liabilities                     24,916       22,861
Net deferred tax liability                        $19,260      $20,252
                                                ------------------------
                                                ------------------------

The principal items comprising the difference between income tax expense computed at the federal statutory rate and the actual provision for income taxes for the years ended October 31 were:

DOLLARS IN THOUSANDS                      1998         1997         1996
--------------------------------------------------------------------------
Statutory rate applied to
   pretax income (35%)                   $6,281       $8,744       $8,138
Effect of:
   State income taxes (net of
      federal tax benefit)                  531        1,078        1,170
   Foreign tax rate differential            664          111
   Adjustment from income tax audit                     (591)
   Foreign tax law changes               (2,311)
   Other, net                               (63)         223          108
                                       ------------------------------------
                                         $5,102      $ 9,565       $9,416
                                       ------------------------------------
                                       ------------------------------------
Effective tax rate                         28.4%        38.3%        40.5%
                                       ------------------------------------
                                       ------------------------------------


1998 results included a reduction in income tax expense of $2,311,000, $.22 per share, relating to the impact on deferred income taxes of changes in the Italian income tax regulations and rates. 1997 results included a reduction in income tax expense of $591,000, $.06 per share, that resulted from the conclusion of an income tax audit for the period prior to the Company's spin-off from The Valspar Corporation.

NOTE 9- ENVIRONMENTAL LIABILITIES

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

Relating to Company plants located in Philadelphia, Pennsylvania; Portland, Oregon; Carpentersville, Illinois; and Italy; the Company has been named a potentially responsible party for the remediation of independently operated waste disposal sites previously used by these plants.

At October 31, 1998 the estimated amount of probable environmental liability of the Company is approximately $3,420,000. Cargill Incorporated has agreed to indemnify the Company, subject to certain limitations, for damages resulting from environmental matters relating to its former Resin Products Division that was acquired by the Company in 1994. Indemnification for environmental liabilities, subject to certain limitations, related to the Italian facilities is provided for under the escrow provisions of the Syntech acquisition agreement. As a result of the probable recoveries of $2,722,000 under the indemnification agreements above, the Company's net estimated environmental liability is approximately $698,000.

NOTE  10- RETIREMENT BENEFIT PROGRAMS

In February 1994, McWhorter adopted an Employee Stock Ownership Plan (ESOP) and an Employee Savings Plan (ESP). These primary retirement benefit programs are defined contribution plans covering the majority of the employees in the U.S. The total costs of the ESOP were $1,158,000, $1,557,000, and $1,556,000 in 1998,
1997, and 1996, respectively. The total costs of the ESP were $575,000, $568,000, and $515,000 in 1998, 1997, and 1996, respectively. Contributions are made to the ESOP at the rate of 4 percent of each participant's compensation and additional contributions can be made at the Company's discretion. Contributions to the ESP are based on a percentage of each employee's contributions to the plan.

The Company sponsors defined benefit plans for certain hourly employees in the U.S. and for its employees at the European locations. The related pension costs and obligations are not material.

The Company also has a nonqualified deferred compensation plan which permits key employees to defer certain portions of their compensation. Such compensation is fully vested at the time of the contribution. The Company can also make discretionary contributions to the plan which vest upon the completion of 5 years employment. Deferred compensation liability at the end of 1998 was $974,000 of which $396,000 is required to be settled by a fixed number of shares of the Company's common stock. The Company established an irrevocable rabbi trust in 1997 to fund this plan. The value of the assets, excluding shares of the Company's stock, in the trust at October 31, 1998 was $357,000. The shares of the Company's stock in the trust are classified as treasury stock and the associated liability of $396,000 is classified as other within the shareholders' equity.

The Company accrues for its Italian employees' benefits in accordance with Italian statutes. Such benefits are based on length of service, employment category, and remuneration and are payable when an employee leaves the Company. The liability as of October 31, 1998 and 1997 of $2,307,000 and $2,015,000,
respectively, is the amount to which the employee is entitled for services rendered to date. Amounts charged to expense in 1998 and 1997 were $363,000 and $52,000, respectively.

NOTE 11- STOCK PLANS

The Company's two stock incentive plans adopted in 1994 and 1996 provide for the granting of options and the issuance of restricted stock, deferred stock and stock appreciation rights of up to 1,050,000 shares of common stock, of which 276,302 shares are available for future grants. Options issued to date under these plans have a term of ten years and become fully vested over a period of up to five years. Outstanding options will expire over a period ending no later than June 1, 2008. A summary of stock option activity for the 1994 and 1996 Stock Incentive Plans follows:

                                        NUMBER OF  AVERAGE OPTION
                                          OPTIONS  PRICE PER SHARE
------------------------------------------------------------------
Options outstanding October 31, 1995      409,244       $15.86
   Granted                                 55,636        15.49
   Exercised                              (14,693)        7.03
   Canceled                                (3,802)       18.61
                                        -----------
Options outstanding October 31, 1996      446,385        16.09
   Granted                                116,258        22.68
   Exercised                               (3,376)       13.09
   Canceled                                (4,405)       18.18
                                        -----------
Options outstanding October 31, 1997      554,862        17.47
   Granted                                 92,158        25.33
   Exercised                               (8,753)       16.93
   Canceled                               (23,429)       24.05
                                        -----------
Options outstanding October 31, 1998      614,838        18.43
                                        -----------
                                        -----------
Options exercisable at October 31, 1998   349,656        16.47
                                        -----------
                                        -----------

Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The impact on 1998, 1997 and 1996 net income and earnings per share under the fair value method required by SFAS No. 123 would have been immaterial based upon fair value at the date of grant for awards granted in 1998, 1997, and 1996. The weighted average fair value for the 1998, 1997, and 1996 option grants was $8.01, $7.33, and $4.95, respectively. The fair value at the date of grant was determined using the Black-Scholes option pricing model with the assumptions below. In management's opinion, the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not provide a reliable single measure of the value of the employee stock options.

                                               1998         1997         1996
                                             ----------------------------------
Assumptions:
Weighted average risk-free interest rate       5.67%        5.98%        5.98%
Expected dividend yield                           0%           0%           0%
Expected volatility                            21.9%        21.6%        21.6%
Weighted average expected life of
   options (in years)                             5            5            5

The exercise price for the options outstanding as of October 31, 1998 ranged from $13.78 to $27.94 with a weighted average remaining contractual life of 6.9 years segregated as follows:


Range of exercise prices                        $13.78-$18.61    $20.13-$27.94
-------------------------------------------------------------------------------
Outstanding options:
    Number                                            429,622         185,216
Weighted average remaining contractual life
       (in years)                                        5.92            9.05
Weighted average exercise price                        $16.09          $23.75
Exercisable options:
    Number                                            330,507          19,149
    Weighted average exercise price                    $16.13          $22.39


Restricted stock performance awards have been granted to key officers under the 1994 plan. These restricted stock awards will vest only if the Company achieves certain financial goals over a five-year performance period. Restricted shares granted under the plan were 3,800 in 1998 at a market value of $24.81 per share; 7,493 in 1997 at market value of $22.75 per share; and 94,354 in 1995 at a market value of $15.50 per share. The awards were recorded at the market value of the shares at the time the shares were awarded. The total market value of the shares will be charged to compensation expense based on achievement of the related financial goals. After comparing the Company's performance to the financial goals, $250,000 was charged to expense in 1998, 1997 and 1996.

The Company also issued 2,500, 1,500, and 1,483 restricted and deferred shares in 1998, 1997 and 1996, respectively, with vesting periods of up to three years. Amounts charged to expense were $4,000 in 1998, $30,000 in 1997, and $22,000 in 1996.

In 1996 the Company established the 1996 Non-employee Director Stock Option and Award Plan (the 1996 Directors' Plan). The 1996 Directors' Plan provides for the issuance of up to 50,000 shares of the Company's common stock of which 36,231 shares are available for future grants. Participation in the 1996 Directors' Plan is limited to members of the Board of Directors of the Company who are not salaried officers or employees of the Company or any of its direct or indirect subsidiaries. Deferred stock awards granted under this plan were 3,884, 3,814 and 6,071 in 1998, 1997 and 1996, respectively, and amounts charged to expense were $93,000, $93,000 and $110,000 in 1998, 1997, and 1996, respectively.

Each outstanding common share includes a right to purchase one one-hundredth share of Series A Junior Preferred Participating Stock (Preferred Stock) under certain circumstances. Until exercisable, the rights are not separable from the underlying common shares. The rights only become exercisable if a person or group (an acquiring person) acquires, or makes an offer to acquire, 15 percent or more of the Company's common stock without the prior approval of the Company's Board of Directors. The exercise price of each right is $70. If someone becomes an acquiring person, the holder of each right (other than the acquiring person) will be entitled to purchase common stock of the Company having a value of twice the exercise price of the right. In addition, if the Company is acquired in a transaction in which the Company's common stock is exchanged for cash or securities or more than 50 percent of its consolidated assets or earnings power are sold, each holder (other than the acquiring person) will have the right to purchase common stock of the acquiring company having a market value of twice the exercise price of the right. The rights may be redeemed by the Company at the price of $.01 per right at any time prior to anyone becoming an acquiring person. 150,000 shares of Preferred Stock are reserved for issuance upon the exercise of the rights. The Preferred Stock is nonredeemable, with a $100 liquidation preference and 100 votes per share, and is entitled to 100 times the per share dividends on the common stock.

NOTE 12- CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position.

NOTE 13- GEOGRAPHIC SEGMENTS INFORMATION

The Company's operations include foreign subsidiaries beginning in August 1997. Prior to that, all the Company's facilities were in the U. S. Inter-geographic sales are not significant. The Company operates facilities in the U. S. and Europe. Sales, operating income, and identifiable assets for the European operations in 1998 were 26 percent, 25 percent, and 37 percent of the consolidated totals, respectively. In 1997, the comparable percentages were 3 percent, 3 percent, and 35 percent of the consolidated totals.

NOTE 14- NONRECURRING ITEMS

Fourth quarter 1998 expense (income), net included charges of $4,650,000, $.27 per share after taxes, related to the planned closure of the Chicago Heights, Illinois facility, and $2,617,000, $.15 per share after taxes, related to the write-off of the investment in the McWhorter Thailand joint venture. Third quarter 1998 other expense (income), net included a charge of $931,000, $.05 per share after taxes, related to the relocation of the research and development facility from Minneapolis to Carpentersville. Second quarter 1998 cost of sales included a charge of $500,000, $.03 per share after taxes, related to the one-time write-off of the excess of fair value over net book value associated with inventories acquired as part of the purchase of Accurate. 1997 other expense (income), net includes a second quarter charge of $811,000, $.05 per share after taxes, related to costs, primarily severance, for the research and development facility relocation and the write-off of a tax related receivable. As discussed in Note 8 of the Notes to Consolidated Financial Statements, 1998 second quarter and 1997 second quarter were impacted by reduction in income tax expense of $2,311,000, $.22 per share, and $591,000, $.06 per share, respectively.

The planned closure of the Chicago Heights facility is the result of an in-depth review of the Company's North American production capabilities as part of a continuing effort to improve efficiency. Production from the Chicago Heights facility will be transferred to the Company's other U.S. facilities. Approximately 36 employees will be impacted by the closing. The 1998 charge for the Chicago Heights facility closing is composed of approximately $4,240,000 for the write-down of plant and equipment with a carrying value of $4,800,000 to their fair value and approximately $410,000 for severance and other exit costs. The write-down for the plant and equipment reflects impairment in their carrying value because the gross undiscounted future cash flows to be generated by the assets were less than the carrying value. The fair value of the plant and equipment was based on the estimated future cash flows to be generated by the facility. The Company's decision not to proceed further with the construction of the manufacturing facility in Thailand was influenced by the poor economic prospects for this joint venture and the level of additional investment that would have been required to complete the facility.

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

IN THOUSANDS,                   NET SALES     GROSS          NET       EPS        EPS
EXCEPT PER SHARE AMOUNTS                     PROFIT        INCOME     BASIC    DILUTED
---------------------------------------------------------------------------------------
Fiscal 1998 quarter ended (a):
   January 31                   $ 98,120   $  12,989       $ 1,209    $ .12    $ .12
   April 30 (b)                  115,614      18,851         6,360      .62      .61
   July 31 (b)                   125,770      21,869         4,852      .47      .47
   October 31 (b)                115,426      20,250           423      .04      .04
                               --------------------------------------------------------
                                $454,930     $73,959       $12,844    $1.25    $1.24
                               --------------------------------------------------------
                               --------------------------------------------------------

Fiscal 1997 quarter ended:
   January 31                   $ 71,534     $10,848       $ 2,514    $ .24    $ .24
   April 30 (b)                   80,882      12,737         3,876      .38      .37
   July 31                        85,581      14,563         4,832      .47      .47
   October 31 (a)                 93,468      15,945         4,196      .41      .40
                               --------------------------------------------------------
                                $331,465     $54,093       $15,418    $1.50    $1.48
                               --------------------------------------------------------
                               --------------------------------------------------------

(a) See Note 2 of the Notes to Consolidated Financial Statements
(b) See Note 14 of the Notes to Consolidated Financial Statements




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    Inapplicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  IDENTIFICATION OF DIRECTORS
     Incorporated by reference from pages 2-3 of the Proxy Statement section entitled "Election of Directors."

(b)  IDENTIFICATION OF EXECUTIVE OFFICERS
     Set forth below are the names, ages and titles of the persons who serve as executive officers of McWhorter:

     NAME                     AGE            POSITIONS
     ----                     ---            ---------
John R. Stevenson              56   Chairman and Chief Executive Officer
Jeffrey M. Nodland             43   President and Chief Operating Officer
Patrick T. Heffernan           49   Senior Vice President, Liquid Coating Resins
Kevin W. Brolsma               44   Vice President, Acquisitions Integration/
                                      Environmental, Health and Safety
Douglas B. Rahrig              47   Vice President, Technology
Louise M. Tonozzi-Frederick    42   Vice President and Chief Financial Officer
                                      and Secretary
Douglas J. Graff               47   Vice President, Composite Polymers


JOHN R. STEVENSON is Chairman and Chief Executive Officer of the Company. Effective February 1999, Mr. Stevenson's Chief Executive Officer responsibilities will be assumed by Jeffrey M. Nodland, current President and Chief Operating Officer. Mr. Stevenson will retain his responsibilities as Chairman. Prior to being named in January 1997 to his current position, Mr. Stevenson was President and Chief Executive Officer of the Company beginning in February 1994. Previously he held the position of Vice President, Special Products Group and Administration of Valspar beginning in August 1992 and Vice President, Administration of Valspar beginning in February 1991.

JEFFREY M. NODLAND is President and Chief Operating Officer of the Company. Effective February 1999, Mr. Nodland will assume Chief Executive Officer responsibilities. Prior to being named in January 1997 to his current position, Mr. Nodland was Executive Vice President, Chief Operating Officer, and Secretary
of the Company beginning in May 1995.    Previously he held the position of
Senior Vice President, Chief Financial Officer, Secretary, and Treasurer of the Company beginning in February 1994, and President of McWhorter, Inc. beginning in June 1991.

PATRICK T. HEFFERNAN is Senior Vice President, Liquid Coating Resins of the Company. Prior to being named in February 1994 to his current position, Mr. Heffernan was an Assistant Vice President and General Manager of the Midwest Region of the Resin Products Division of

Cargill beginning in January 1986. Mr. Heffernan held various positions with Cargill since January 1968.

KEVIN W. BROLSMA is Vice President, Acquisitions Integration/Environment, Health and Safety of the Company. Effective February 1999, Mr. Brolsma will assume Vice President Global Operations duties which include responsibility for worldwide manufacturing. Prior to being named in August 1997 to his current position, Mr. Brolsma was Vice President, Powder of the Company beginning in May 1996 and Vice President, Operations of the Company beginning in February 1994. Previously he was the General Manager of the Southeast Region of the Resin Products Division of Cargill beginning in January 1990. From January 1988 to January 1990, Mr. Brolsma was the National Accounts Manager and General Sales Manager of the Resin Products Division.

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

DOUGLAS J. GRAFF is Vice President, Composite Polymers of the Company. Prior to his current position, Mr. Graff held the position of Assistant Vice President and General Manager of the West Region of the Resin Products Division of Cargill beginning in October 1981. Mr. Graff held various positions with Cargill since July 1973.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from pages 9-11 of the Proxy Statement section entitled "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from pages 7-8 of the Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from pages 2-11 of the Proxy Statement sections entitled "Election of Directors," "Security Ownership of Certain Beneficial Owners" and "Executive Compensation."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements commence on page 16.
     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
     (3)  Exhibits:

Exhibit                                                Incorporated Herein
Number                 Description                      by Reference to
----------------------------------------------------------------------------------
 3.1       Certificate of Incorporation, as         Form 10-K Registration
           amended                                  Statement for the fiscal
                                                    year ended October 31, 1994

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

 4.1       Form of Common Stock Certificate         Form 10-K Registration
                                                    Statement for the fiscal
                                                    year ended October 31, 1994

 4.2       Rights Agreement                         Form 10-K Registration
                                                    Statement for the fiscal
                                                    year ended October 31, 1994

 10.1      Distribution Agreement                   Form S-1 Registration
                                                    Statement (Registration No.
                                                    33-75726) originally filed
                                                    on February 25, 1994

 10.2      Environmental Matters Agreement          Form S-1 Registration
                                                    Statement (Registration No.
                                                    33-75726) originally filed
                                                    on February 25, 1994

 10.3      Amended and Restated Technology          Form 10-K Registration
           License Agreement                        Statement for the fiscal
                                                    year ended October 31, 1994

 10.4      Tax Sharing Agreement                    Form S-1 Registration
                                                    Statement (Registration No.
                                                    33-75726) originally filed
                                                    on February 25, 1994

 10.5      Amended and Restated Master Tolling      Form 10-K Registration
           Agreement                                Statement for the fiscal
                                                    year ended October 31, 1994

Exhibit                                                Incorporated Herein
Number                 Description                      by Reference to
----------------------------------------------------------------------------------
 10.8     1994 Stock Incentive Plan                 Form S-1 Registration
                                                    Statement (Registration
                                                    No. 33-75726) originally
                                                    filed on February 25, 1994

 10.8.1   Amendment to 1994 Stock Incentive Plan    Form 10-Q for the
                                                    quarterly period ended
                                                    April 30, 1995

 10.9     Employee Stock Ownership Plan and Trust   Form 10-K Registration
                                                    Statement for the fiscal
                                                    year ended October 31,
                                                    1994

 10.9.1   Amendment to Employee Stock Ownership
          Trust

 10.10    Employee 401(k) Savings Plan and Trust    Form 10-K Registration
                                                    Statement for the fiscal
                                                    year ended October 31,
                                                    1994

 10.10.1  Amendment to 401(k) Savings Plan Trust

 10.11    Sale and Purchase of Assets Agreement     Registration Statement on
          between Cargill, Incorporated and         Form 10 (File No. 1-12638)
          McWhorter, Inc. dated as of May 19,       filed on December 3, 1993
          1993, as subsequently modified and
          amended

 10.12    Agreement Containing Consent Order        Registration Statement on
          executed as of September 30, 1993 by the  Form 10 (File No. 1-12638)
          Federal Trade Commission, The Valspar     filed on December 3, 1993
          Corporation and McWhorter, Inc.

 10.16.2  Indemnification Agreement dated November
          12, 1998 between McWhorter Technologies,
          Inc. and John R. Stevenson

 10.17    Indemnification Agreement dated May 17,   Form 10-Q for the
          1995 between McWhorter Technologies,      quarterly period ended
          Inc. and Jeffrey M. Nodland.              April 30, 1995

 10.17.1  Amendment to Indemnification Agreement    Form 10-Q for the
          dated May 17, 1995 between McWhorter      quarterly period ended
          Technologies, Inc. and Jeffrey M.         July 31, 1996
          Nodland

Exhibit                                                Incorporated Herein
Number                 Description                      by Reference to
----------------------------------------------------------------------------------
 10.18.1  Amendment to Indemnification Agreement    Form 10-Q for the
          dated May 17, 1995 between McWhorter      quarterly period ended
          Technologies, Inc. and Michelle L.        July 31, 1996
          Collins

 10.19    Indemnification Agreement dated May 17,   Form 10-Q for the
          1995 between McWhorter Technologies,      quarterly period ended
          Inc. and Edward M. Giles                  April 30, 1995

 10.19.1  Amendment to Indemnification Agreement    Form 10-Q for the
          dated May 17, 1995 between McWhorter      quarterly period ended
          Technologies, Inc. and Edward M. Giles    July 31, 1996

 10.20    Indemnification Agreement dated May 17,   Form 10-Q for the
          1995 between McWhorter Technologies,      quarterly period ended
          Inc. and D. George Harris                 April 30, 1995

 10.20.1  Amendment to Indemnification Agreement    Form 10-Q for the
          dated May 17, 1995 between McWhorter      quarterly period ended
          Technologies, Inc. and D. George Harris   July 31, 1996

 10.21    Indemnification Agreement dated May 17,   Form 10-Q for the
          1995 between McWhorter Technologies,      quarterly period ended
          Inc. and Heinn F. Tomfohrde III           April 30, 1995

 10.21.1  Amendment to Indemnification Agreement    Form 10-Q for the
          dated May 17, 1995 between McWhorter      quarterly period ended
          Technologies, Inc. and Heinn F.           July 31, 1996
          Tomfohrde III

 10.23    Indemnification Agreement dated December  Form 10-K Registration
          13, 1995 between McWhorter Technologies,  Statement for the fiscal
          Inc. and John G. Johnson, Jr.             year ended October 31,
                                                    1995

 10.23.1  Amendment to Indemnification Agreement    Form 10-Q for the
          dated December 13, 1995 between           quarterly period ended
          McWhorter Technologies, Inc. and John G.  July 31, 1996
          Johnson, Jr.

 10.24    1996 Incentive Stock Plan                 Form 10-K Registration
                                                    Statement for the fiscal
                                                    year ended October 31,
                                                    1996

Exhibit                                                Incorporated Herein
Number                 Description                      by Reference to
----------------------------------------------------------------------------------
 10.25     1996 Nonemployee Director Stock Option   Form 10-K Registration
           and Award Plan                           Statement for the fiscal
                                                    year ended October 31,
                                                    1996

 10.26     Stockholders Agreement for McWhorter     Form 10-K Registration
           Technologies Europe                      Statement for the fiscal
                                                    year ended October 31,
                                                    1996

 10.27     Deferred Compensation Plan               Form 10-K Registration
                                                    Statement for the fiscal
                                                    year ended October 31,
                                                    1996

 10.27.1   Amendment to Deferred Compensation Plan

 10.28     $150,000,000 Credit Agreement dated      Form 10-Q for the
           July 30, 1997 among McWhorter            quarterly period ended
           Technologies, Inc., the banks listed     July 31, 1997
           therein and Wachovia Bank of Georgia,
           N.A., as agent

 10.29     Stock Purchase Agreement By and Between  Form 8-K dated August 11,
           McWhorter Technologies, Inc. and         1997
           Antonio Napoli & C.s.a.p.a. and Gestin
           S.r.l.

 10.30     Warrant Purchase Agreement Between       Form 8-K dated August 11,
           McWhorter Technologies, Inc. and Cable   1997
           Beach Holdings Ltd.

 10.31     Waiver and First Amendment to the        Form 10-K Registration
           $150,000,000 Credit Agreement            Statement for fiscal year
                                                    ended October 31, 1997

 10.32     Asset Purchase Agreement by and among    Form 10-Q  for the
           Accurate Coatings & Dispersions, Inc.,   quarterly period ended
           the principal stockholders thereof and   April 30, 1998
           McWhorter Technologies, Inc. dated as
           of March 23, 1998

 21.1      Subsidiaries of Registrant

 23.1      Consent of Independent Auditors

 27.1      Financial Data Schedules

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              McWHORTER TECHNOLOGIES, INC.
January 25, 1999
                              By:       /s/ John R. Stevenson
                                   ------------------------------------
                                   JOHN R. STEVENSON
                                   Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ John R. Stevenson                                   January 25, 1999
-------------------------------------
JOHN R. STEVENSON
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey M. Nodland                                  January 25, 1999
-------------------------------------
JEFFREY M. NODLAND
President, Chief Operating Officer, and Director

/s/ Louise M. Tonozzi-Frederick                         January 25, 1999
-------------------------------------
LOUISE M. TONOZZI-FREDERICK
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ D. George Harris                                    January 25, 1999
-------------------------------------
D. GEORGE HARRIS
Director

/s/ Michelle L. Collins                                 January 25, 1999
-------------------------------------
MICHELLE L. COLLINS
Director

/s/ Edward M. Giles                                     January 25, 1999
-------------------------------------
EDWARD M. GILES
Director

/s/ Heinn F. Tomfohrde, III                             January 25, 1999
-------------------------------------
HEINN F. TOMFOHRDE, III
Director

/s/ John G. Johnson, Jr.                                January 25, 1999
-------------------------------------
JOHN G. JOHNSON, JR.
Director