Form 10-Q
period 1999-01-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 1999-03-09
CIK 915775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
    (mark one)
       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       TRANSITION PERIOD FROM ____ TO ____

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


           Securities Registered Pursuant to Section 12(b) of the Act:


                                                        Name of Exchange on
      Title of Each Class                                 Which Registered
     --------------------                              --------------------
 Common Stock, $0.01 par value                        New York Stock Exchange
Preferred Stock Purchase Rights                       New York Stock Exchange


        Securities Registered Pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes[x]   No [ ]

As of March 8, 1999, 10,233,029 shares of common stock were outstanding.

PART  I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying interim financial statements of McWhorter Technologies, Inc. (the Company or McWhorter) do not include all disclosures normally provided in annual financial statements. These financial statements are unaudited but include all adjustments that McWhorter's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the year. The financial statements and the accompanying discussion and analysis of results of operations and financial condition should be read in conjunction with the financial statements and notes contained in McWhorter's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. All references to years are to fiscal years ended October 31. Unless otherwise stated, per share information is on a diluted basis.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)


                                                Quarter Ended
                                                 January 31,
                                             --------------------
                                               1999        1998
                                             (Note 1)
                                             --------    --------
Net sales                                    $ 96,235    $ 98,120
Costs and expenses:
     Cost of sales                             81,566      85,131
     Research                                   2,865       2,654
     Selling, general and administrative        7,843       7,039
     Other (income) expenses, net                 (67)       (268)
                                             --------    --------
Income from operations                          4,028       3,564
Interest expense, net                           1,981       1,600
                                             --------    --------
Income before income taxes                      2,047       1,964
Income tax expense                                839         755
                                             --------    --------
Net income                                   $  1,208    $  1,209
                                             --------    --------
                                             --------    --------
Earnings per share - basic (Note 4)          $    .12    $    .12
                                             --------    --------
                                             --------    --------
Earnings per share - diluted (Note 4)        $    .12    $    .12
                                             --------    --------
                                             --------    --------




                 See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)


                                                                                January 31,   October 31,
                                                                                    1999         1998
                                                                                  (Note 1)
                                                                                ---------      ---------
ASSETS
Current assets:
      Cash                                                                      $   5,736      $   4,099
      Accounts receivable                                                          72,047         82,765
      Inventories (Note 3)                                                         42,670         40,207
      Other current assets                                                         12,865         12,193
                                                                                ---------      ---------
                                                                                  133,318        139,264
Property, plant and equipment                                                     201,644        198,900
Accumulated depreciation                                                          (61,951)       (58,384)
                                                                                ---------      ---------
      Net property, plant and equipment                                           139,693        140,516
Intangibles, net                                                                   75,336         76,117
Other assets                                                                        7,905          6,568
                                                                                ---------      ---------
                                                                                $ 356,252      $ 362,465
                                                                                ---------      ---------
                                                                                ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term debt                                                           $  22,233      $  26,474
      Trade accounts payable                                                       47,565         49,808
      Accrued liabilities                                                          15,004         17,812
                                                                                ---------      ---------
                                                                                   84,802         94,094

Long-term debt, less current portion                                              130,760        130,128
Deferred income taxes                                                              24,890         23,695
Accrued environmental liabilities                                                   1,445          1,566
Other liabilities                                                                   5,687          5,538

Shareholders' equity:
      Common stock (par value $.01 per share; authorized 30,000,000 shares;
         issued 10,965,547 shares at January 31, 1999 and October 31, 1998)           110            110
      Additional paid-in capital                                                   11,111         10,931
      Retained earnings                                                           107,032        105,824
      Currency translation adjustments                                              1,762          2,381
      Treasury stock, at cost (618,218 shares at January 31,
         1999 and 644,451 shares at October 31, 1998)                             (10,082)       (10,471)
      Other                                                                        (1,265)        (1,331)
                                                                                ---------      ---------
                                                                                  108,668        107,444
                                                                                ---------      ---------

                                                                                $ 356,252      $ 362,465
                                                                                ---------      ---------
                                                                                ---------      ---------


                           See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                                 Additional                Currency                              Total
                                       Common     Paid-in     Retained    Translation    Treasury              Shareholders'
                                        Stock     Capital     Earnings    Adjustments      Stock      Other      Equity
                                       --------------------------------------------------------------------------------------
Balance October  31, 1997                $ 110    $10,867      $ 92,980     $ (940)      $ (9,716)   $(1,633)   $ 91,668

   Comprehensive income:
      Net income                                                 12,844                                           12,844
      Foreign currency
        translation adjustments                                              3,321                                 3,321
                                                                                                                ---------
   Total comprehensive income                                                                                     16,165
                                                                                                                ---------
   Issuance of common stock for
      restricted stock awards                          55                                     100         (94)        61
   Deferred compensation stock plan                                                          (322)        396         74
   Exercise of stock options                            9                                     139                    148
   Purchase of treasury shares                                                               (672)                  (672)
                                       --------------------------------------------------------------------------------------
Balance October 31, 1998                 $ 110    $10,931      $105,824     $2,381       $(10,471)    $(1,331)  $107,444
   Comprehensive income:
      Net income                                                  1,208                                            1,208
      Foreign currency
        translation adjustments                                               (619)                                 (619)
                                                                                                                ---------
   Total comprehensive income                                                                                        589
                                                                                                                ---------
    Issuance of common stock for
        restricted stock awards                       179                                     505                    684
    Deferred compensation stock plan                                                          (37)         66         29
    Exercise of stock options                           1                                                              1
    Purchase of treasury shares                                                               (79)                   (79)
                                       --------------------------------------------------------------------------------------
Balance January 31, 1999                 $ 110    $11,111      $107,032     $1,762       $(10,082)    $(1,265)  $108,668
                                       --------------------------------------------------------------------------------------
                                       --------------------------------------------------------------------------------------

                        See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)



                                                             Quarter Ended January 31,
                                                       ------------------------------------
                                                       1999 (Note 1)                 1998
                                                       -------------             ----------
OPERATING ACTIVITIES
Net income                                               $  1,208                  $  1,209
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     Depreciation and amortization                          4,505                     3,630
     Deferred income taxes                                   (232)                      539
     Other, net                                              (101)                      359
     Changes in working capital:
        Accounts and notes receivable                      10,332                     4,599
        Inventories                                        (2,669)                   (3,214)
        Trade accounts payable and
           accrued liabilities                             (3,287)                   (9,058)
        Other current assets                               (1,035)                     (408)
                                                       ----------                 ---------
Net cash provided (used) by operating activities            8,721                    (2,344)

INVESTING ACTIVITIES
Acquisition spending, net of cash acquired                                           (8,190)
Capital expenditures                                       (3,370)                   (2,928)
Investment in and advances to joint ventures                                         (1,130)
Other, net                                                    (49)                      110
                                                       ----------                 ---------
Net cash used by investing activities                      (3,419)                  (12,138)

FINANCING ACTIVITIES
Increase (decrease) in debt, net                           (3,587)                   12,928
Other                                                         (78)                       13
                                                       ----------                 ---------
Net cash provided (used) by financing activities           (3,665)                   12,941

Increase (decrease) in cash                                 1,637                    (1,541)
Cash at beginning of period                                 4,099                     3,929
                                                       ----------                 ---------
Cash at end of period                                    $  5,736                  $  2,388
                                                       ----------                 ---------
                                                       ----------                 ---------

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In April 1998, the Company completed the acquisition of substantially all of the assets of Accurate Coatings and Dispersions, Inc. (Accurate) for approximately $39,400,000 and the assumption of $6,500,000 in debt. The acquisition was accounted for using the purchase method. The excess of the purchase price over the net book value of the assets acquired was approximately $35,000,000, the largest component of which was allocated to goodwill. The results of Accurate have been included in the consolidated results of the Company since the date of acquisition. The pro forma operating results, including Accurate for the quarter ended January 31, 1998, would not have been materially different from the consolidated results of the Company.

2. During the first quarter of 1999, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". In accordance with SFAS No. 130, the Company has reported comprehensive income and its components in the Company's Consolidated Statement of Shareholders' Equity. Adoption of this statement had no effect on the Company's financial position, results of operations, or cash flows.

3.   The major classes of inventories consist of the following:


                                                         January 31,       October 31,
     DOLLARS IN THOUSANDS                                   1999               1998
     ---------------------------------------------------------------------------------
     Manufactured products                               $ 28,793          $ 26,339
     Raw materials, supplies and work-in-process           13,877            13,868
     ---------------------------------------------------------------------------------
                                                         $ 42,670          $ 40,207
     ---------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------

4. Earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of stock (basic) plus stock equivalents (diluted) outstanding during the year. Stock equivalents consist primarily of stock options and are included in the calculation of weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to diluted weighted average shares as follows:


                                                               Quarter ended January 31,
                                                                 1999               1998
     --------------------------------------------------------------------------------------
     Basic weighted average shares outstanding                 10,290,375        10,241,006
     Dilutive effect of common stock equivalents                   94,936           152,212
     --------------------------------------------------------------------------------------
     Diluted weighted average shares outstanding               10,385,311        10,393,218
     --------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

McWhorter is a leading manufacturer of surface coating resins and colorants and is a manufacturer of resins used in the reinforced fiberglass plastics industry. Surface coating resins are a primary component of paint and coatings which are used for a variety of protective and decorative purposes. Colorants are used to disperse pigments in paints and coatings. Resins used for reinforced fiberglass plastics are a primary component for various fiberglass products. In April 1998, the Company completed the acquisition of Accurate Coatings and Dispersions, Inc. (Accurate). Accurate, located in South Holland, Illinois, manufactures and distributes colorants for the coatings industry. The acquisition of Accurate expands McWhorter's presence in the colorant market and better enables the Company to serve its customers. McWhorter purchased Arizona Chemical's customer list and technology related to its European alkyd resin business in April 1998. The Company strengthened its global presence with the purchase of the equity interests of its joint venture partners in McWhorter Technologies Europe (McWhorter Europe) in the first quarter of 1998. As a result, the Company increased its equity interest in McWhorter Europe from 33% to 100%.

RESULTS OF OPERATIONS

Net sales decreased 2 percent in the first quarter of 1999 to $96,235,000 compared to $98,120,000 in the same period of 1998. The decrease in net sales resulted from lower volumes in the Company's liquid coating resins business and was offset by the inclusion of Accurate sales in the first quarter of 1999 and improved volumes in the Company's composite polymers and powder coating resins businesses.

The Company's gross profit margin for the first quarter of 1999 was 15.2 percent compared to 13.2 percent in last year's first quarter. Margins were favorably impacted by lower raw material costs, product mix, and internal process improvements in the U.S.

Operating expenses (research, and selling, general and administrative) for the first quarter of 1999 were 11.1 percent of net sales compared to 9.9 percent in the prior year's first quarter. The inclusion of Accurate and higher professional services expense in the U.S. base businesses accounted for the increase versus the prior year.

Net interest expense was $1,981,000 in the first quarter of 1999 compared to $1,600,000 in the prior year's first quarter. The increase is due to debt borrowed to fund the Accurate acquisition.

The effective tax rate for the first quarter of 1999 was 41.0 percent versus
42.0 percent in the comparable period a year ago. Favorable changes in Italian income tax regulations and rates during 1998 resulted in the lower rate in the first quarter of 1999.

Net income for the first quarter of 1999 was $1,208,000, or 12 cents per share compared to last year's first quarter net income of $1,209,000, or 12 cents per share.

FINANCIAL CONDITION

At January 31, 1999 the Company's working capital was $48,516,000 and the current ratio was 1.6. At January 31, 1998 the Company's working capital was $45,170,000 and the current ratio was 1.5. In the first quarter of 1999, cash provided by operations was $8,721,000 compared to cash used by operations of $2,344,000 in the comparable period a year ago. Working capital changes accounted for the improvement.

Investing activities used cash of $3,419,000 in the first quarter of 1999 and $12,138,000 in the same period a year ago. The decrease resulted primarily from the purchase of the equity interests of the Company's joint venture partners in McWhorter Europe in the first quarter of 1998. Capital expenditures of $3,370,000 in the first quarter of 1999 were primarily for implementation of an Enterprise Resource Planning package and productivity improvements. Capital expenditures of $2,928,000 in the first quarter of 1998 were primarily for productivity improvements. Capital spending for the fiscal year 1999 is currently anticipated to be approximately $25,000,000.

Financing activities used cash of $3,665,000 in the first quarter of 1999 compared to cash provided of $12,941,000 in the comparable period a year ago. The decrease was primarily attributed to borrowings in the first quarter of 1998 to fund the purchase of the equity interests of the Company's joint venture partners in McWhorter Europe and repayments of debt in the first quarter of 1999. Debt as a percentage of invested capital was 58.5 percent at January 31, 1999 down from 59.3 percent at October 31, 1998. Total debt decreased to $152,993,000 at January 31, 1999 from $156,602,000 at October 31, 1998.

The Company has a $150,000,000 unsecured revolving credit facility that terminates on July 30, 2002. At January 31, 1999, approximately $26,700,000 was available under this facility. The Company's European subsidiaries, primarily the Italian subsidiary, have short-term lines of credit that are cancelable at any time of approximately $28,500,000 of which approximately $13,900,000 is available for future use at January 31, 1999. The credit facilities and internally generated funds are expected to be adequate to finance McWhorter's capital expenditures and other operating requirements.

The Board of Directors of the Company has adopted a resolution authorizing the repurchase by the Company of up to an aggregate of 500,000 shares of its common stock. The resolution expires in May 1999. The Company has purchased 37,600 shares at a cost of approximately $751,000 under this plan as of January 31, 1999.

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

IMPACT OF YEAR 2000

During 1999, the Company has continued its program to prepare its information technology (IT) and non-information technology (non-IT) systems for year 2000 compliance. The year 2000 issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000.

The Company has completed an assessment of the impact of the year 2000 on its purchased and internally developed IT systems. The current purchased software and a majority of the internally developed software are year 2000 compliant. Non-compliant internally developed software is expected to be replaced by June 1999. The Company is currently in the process of modifying and testing its non-IT systems to ensure that these systems will function properly with respect to dates in the year 2000. Non-IT systems are expected to be compliant by October 1999. The Company has begun formal communications with significant suppliers and customers to determine the extent to which the Company's activities would be impacted by those third parties' failure to remediate their own year 2000 issues.

The estimated costs related to testing and modifying existing systems for year 2000 compliance are approximately $575,000, of which $200,000 has been spent or committed to date. Approximately $525,000 of the total compliance costs are expected to be capital expenditures. No significant information systems projects have been deferred to accommodate the year 2000 issues.

Year 2000 compliance is expected to be achieved no later than October 1999. The Company believes that with the planned modifications, year 2000 issues will not have a material impact on operations. However, if these modifications are not made, or are not completed on a timely basis, year 2000 issues could result in the temporary inability to process orders, send invoices, or engage in similar business activities, which would have a material impact on the Company's operations. Failure by significant suppliers and customers to be year 2000 compliant could also have a material impact on the Company. The amounts of potential liability and lost revenue resulting from the failure to be year 2000 compliant cannot be reasonably estimated at this time.

The Company's contingency plans will be finalized as the testing of systems is completed. Contingency plans are expected to be completed by June 1999. These plans include the manual processes required to perform critical business functions that could be affected by year 2000 issues.

This is a year 2000 readiness disclosure statement within the meaning of the Year 2000 Information and Readiness Disclosure Act. (P.L. 105-271)

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Management's discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, expenditures, cost reductions, cash flow, operating improvements, and year 2000 compliance, and are indicated by words such as "estimates", "expects", and similar words and phrases. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from expected results, including but not limited to the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on the Company's order rates and product sale prices; McWhorter's ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of McWhorter's capacity and the effect of capacity utilization on McWhorter's costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; year 2000 compliance; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on January 26, 1999.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS. None.

ITEM 2.    CHANGES IN SECURITIES. Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.    OTHER INFORMATION.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
             (a)  Exhibits:

                  27.1   Financial Data Schedule for the first quarter of 1999

             (b) No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McWhorter Technologies, Inc.


                                       /s/ Louise M. Tonozzi-Frederick
                                    -----------------------------------
                                    Louise M. Tonozzi-Frederick
                                    Vice President and Chief Financial Officer
Date: March 9,  1999