Form 10-Q
period 1999-04-30
MCWHORTER TECHNOLOGIES INC /DE/
filed 1999-06-14
CIK 915775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
          (mark one)
            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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


           Securities Registered Pursuant to Section 12(b) of the Act:


                                                        Name of Exchange on
      Title of Each Class                                 Which Registered
-------------------------------                       -----------------------
 Common Stock, $0.01 par value                        New York Stock Exchange
Preferred Stock Purchase Rights                       New York Stock Exchange


        Securities Registered Pursuant to Section 12(g) of the Act: None


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of June 11, 1999, 10,059,629 shares of common stock were outstanding.

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

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                                        Quarter Ended                         Six Months Ended
                                                           April 30,                              April 30,
                                                  ----------------------------           ----------------------------
                                                      1999              1998                1999              1998
                                                    (Note 1)                               (Note 1)
                                                  -------------  -------------           -------------  -------------
Net sales                                         $ 113,494          $ 115,614           $ 209,729          $ 213,734
Costs and expenses:
     Cost of sales (Note 2)                          94,434             96,763             176,000            181,894
     Research                                         3,113              2,741               5,978              5,395
     Selling, general and administrative              7,686              7,462              15,529             14,501
     Other (income) expense, net                         44               (208)                (23)              (476)
                                                  -------------  -------------           -------------  -------------
Income from operations                                8,217              8,856              12,245             12,420
Interest expense, net                                 2,025              1,821               4,006              3,421
                                                  -------------  -------------           -------------  -------------
Income before income taxes                            6,192              7,035               8,239              8,999
Income tax expense (Note 3)                           2,539                675               3,378              1,430
                                                  -------------  -------------           -------------  --------------
Net income                                        $   3,653          $   6,360           $   4,861          $   7,569
                                                  -------------  -------------           -------------  -------------
                                                  -------------  -------------           -------------  -------------
Earnings per share - basic (Note 4)               $     .36          $     .62           $     .47          $     .74
                                                  -------------  -------------           -------------  -------------
                                                  -------------  -------------           -------------  -------------
Earnings per share - diluted (Note 4)             $     .36          $     .61           $     .47          $     .73
                                                  -------------  -------------           -------------  -------------
                                                  -------------  -------------           -------------  -------------







                 See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

                                                                                      April 30,           October 31,
                                                                                        1999                 1998
                                                                                      (Note 1)
                                                                                    -----------          -----------
ASSETS
Current assets:
      Cash                                                                           $   3,961           $   4,099
      Accounts receivable                                                               79,214              82,765
      Inventories (Note 5)                                                              41,666              40,207
      Other current assets                                                              12,111              12,193
                                                                                    -----------          -----------
                                                                                       136,952             139,264
Property, plant and equipment                                                          202,340             198,900
Accumulated depreciation                                                               (65,246)            (58,384)
                                                                                    -----------          -----------
      Net property, plant and equipment                                                137,094             140,516
Intangibles, net                                                                        72,520              76,117
Other assets                                                                             7,623               6,568
                                                                                    -----------          -----------
                                                                                     $ 354,189           $ 362,465
                                                                                    -----------          -----------
                                                                                    -----------          -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term debt                                                                $  20,438           $  26,474
      Trade accounts payable                                                            48,520              49,808
      Accrued liabilities                                                               12,833              17,812
                                                                                    -----------          -----------
                                                                                        81,791              94,094
Long-term debt, less current portion                                                   136,487             130,128
Deferred income taxes                                                                   24,196              23,695
Accrued environmental liabilities                                                        1,230               1,566
Other liabilities                                                                        5,531               5,538
Shareholders' equity:
      Common stock (par value $.01 per share;
         authorized 30,000,000 shares;
         issued 10,965,547 shares at April 30,
         1999 and October 31, 1998)                                                        110                 110
      Additional paid-in capital                                                        11,111              10,931
      Retained earnings                                                                110,685             105,824
      Currency translation adjustments                                                  (1,883)              2,381
      Treasury stock, at cost (873,918 shares at April 30, 1999
         and 644,451 shares at October 31, 1998)                                       (13,804)            (10,471)
      Other                                                                             (1,265)             (1,331)
                                                                                    -----------          -----------
                                                                                       104,954             107,444
                                                                                    -----------          -----------
                                                                                     $ 354,189           $ 362,465
                                                                                    -----------          -----------
                                                                                    -----------          -----------


                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)


                                                     Additional                 Currency                                 Total
                                             Common    Paid-in      Retained   Translation      Treasury              Shareholders'
                                              Stock    Capital      Earnings   Adjustments        Stock      Other       Equity
                                             -------------------------------------------------------------------------------------
Balance October 31, 1997                      $ 110     $10,867     $ 92,980     $   (940)     $  (9,716)   $(1,633)     $  91,668
         Comprehensive income:
                Net income                                            12,844                                                12,844
                Foreign currency translation
                    adjustments                                                     3,321                                    3,321
                                                                                                                       -----------
         Total comprehensive income                                                                                         16,165
                                                                                                                       -----------
         Issuance of common stock for
                restricted stock awards                      55                                      100        (94)            61
         Deferred compensation stock plan                                                           (322)       396             74
         Exercise of stock options                            9                                      139                       148
         Purchase of treasury shares                                                                (672)                     (672)
                                             -------------------------------------------------------------------------------------
Balance October 31, 1998                      $ 110     $10,931     $105,824     $  2,381      $ (10,471)   $(1,331)     $ 107,444
         Comprehensive income:
                Net income                                             4,861                                                 4,861
                Foreign currency translation
                    adjustments                                                    (4,264)                                  (4,264)
                                                                                                                       -----------
         Total comprehensive income                                                                                            597
                                                                                                                       -----------
         Issuance of common stock for
           restricted stock awards                          180                                      505                       685
         Deferred compensation stock plan                                                            (37)        66             29
         Purchase of treasury shares                                                              (3,801)                   (3,801)
                                             -------------------------------------------------------------------------------------

Balance April 30, 1999                        $ 110     $11,111     $110,685     $ (1,883)     $ (13,804)   $(1,265)     $ 104,954
                                             -------------------------------------------------------------------------------------
                                             -------------------------------------------------------------------------------------



                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                          Six Months Ended April 30,
                                                         ----------------------------
                                                             1999            1998
                                                           (Note 1)
                                                         ------------    ------------
OPERATING ACTIVITIES
Net income                                                 $  4,861        $  7,569
Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
     Depreciation and amortization                            8,883           7,738
     Deferred income taxes                                     (163)           (840)
     Other, net                                                 290             (37)
     Changes in working capital:
        Accounts and notes receivable                         1,085          (4,281)
        Inventories                                          (2,254)         (1,449)
        Trade accounts payable and accrued liabilities       (2,891)         (1,360)
        Other current assets                                   (412)            977
                                                         ------------    ------------
Net cash provided by operating activities                     9,399           8,317

INVESTING ACTIVITIES
Acquisition spending, net of cash acquired                                  (55,231)
Capital expenditures                                         (7,867)        (10,992)
Investment in and advances to joint ventures                                 (1,607)
Other, net                                                      117            (420)
                                                         ------------    ------------
Net cash used by investing activities                        (7,750)        (68,250)

FINANCING ACTIVITIES
Increase in debt, net                                         2,014          57,509
Purchase of treasury stock                                   (3,801)
Proceeds from exercise of stock options                                          58
                                                         ------------    ------------
Net cash provided (used) by financing activities             (1,787)         57,567

Decrease in cash                                               (138)         (2,366)
Cash at beginning of period                                   4,099           3,929
                                                         ------------    ------------
Cash at end of period                                      $  3,961        $  1,563
                                                         ------------    ------------
                                                         ------------    ------------






                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. On April 1, 1998, the Company completed the acquisition of substantially all of the assets of Accurate Coatings and Dispersions, Inc. (Accurate) for approximately $39,400,000 and the assumption of $6,500,000 in debt. The acquisition was accounted for using the purchase method. The excess of the purchase price over the net book value of the assets acquired was approximately $35,000,000, the largest component of which was allocated to goodwill. The results of Accurate have been included in the consolidated results of the Company since the date of acquisition. The pro forma operating results, including Accurate for the entire second quarter and six months ended April 30, 1998, would not have been materially different from the consolidated results of the Company.

2. Second quarter 1998 results included a pretax charge of approximately $500,000 ($300,000 after taxes, or 3 cents per share) related to the one-time write-off of the excess of fair value over net book value associated with inventories acquired as part of the purchase of Accurate.

3. Second quarter 1998 results included a reduction in income tax expense of $2,311,000 (22 cents per share) relating to the impact on deferred income taxes of changes in the Italian income tax regulations.

4. Earnings per share is computed by dividing net income by the weighted average number of shares of stock (basic) plus stock equivalents (diluted) outstanding during the year. Stock equivalents consist primarily of stock options and are included in the calculation of weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to diluted weighted average shares as follows:

                                               Quarter ended April 30,            Six months ended April 30,
                                                1999             1998                1999             1998
       ----------------------------------------------------------------------------------------------------
        Basic weighted
          average shares outstanding         10,177,375       10,241,666       10,236,778       10,241,777
        Dilutive effect of
          common stock equivalents               31,593          169,553           60,409          160,753
       ----------------------------------------------------------------------------------------------------
        Diluted weighted
          average shares outstanding         10,208,968       10,411,219       10,297,187       10,402,530
       ----------------------------------------------------------------------------------------------------
       ----------------------------------------------------------------------------------------------------

5.      The major classes of inventories consist of the following:

                                                                                April 30,        October 31,
       DOLLARS IN THOUSANDS                                                       1999              1998
       --------------------------------------------------------------------------------------------------------
        Manufactured products                                                     $27,453          $26,339

        Raw materials, supplies and work-in-process                                14,213           13,868
       --------------------------------------------------------------------------------------------------------
                                                                                  $41,666          $40,207
       --------------------------------------------------------------------------------------------------------
       --------------------------------------------------------------------------------------------------------

6. During the first quarter of 1999, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". In accordance with SFAS No. 130, the Company has reported comprehensive income and its components in the Company's Consolidated Statement of Shareholders' Equity. Adoption of this statement had no material effect on the Company's financial position, results of operations, or cash flows.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

McWhorter is a leading manufacturer of surface coating resins and colorants and is a manufacturer of resins used in the reinforced fiberglass plastics industry. Surface coating resins are a primary component of paints and coatings. Colorants are used to disperse pigments in paints and coatings. Resins used for reinforced fiberglass plastics are a primary component for various fiberglass products. On April 1, 1998, the Company completed the acquisition of Accurate Coatings and Dispersions, Inc. (Accurate). Accurate, located in South Holland, Illinois, manufactures and distributes colorants for the coatings industry. The acquisition of Accurate expands McWhorter's presence in the colorant market and better enables the Company to serve its customers. McWhorter purchased Arizona Chemical's customer list and technology related to its European alkyd resin business in April 1998. The Company strengthened its global presence with the purchase of the equity interests of its joint venture partners in McWhorter Technologies Europe (McWhorter Europe) in the first quarter of 1998. As a result, the Company increased its equity interest in McWhorter Europe from 33 percent to 100 percent.


RESULTS OF OPERATIONS

Net sales decreased 2 percent in the second quarter of 1999 to $113,494,000 compared to $115,614,000 in the same period of 1998. For the first six months of 1999, net sales decreased 2 percent to $209,729,000 compared to $213,734,000 in the same period last year. The decrease in net sales resulted from lower volumes in the Company's European liquid coating resins business and was offset by the inclusion of Accurate sales for the entire second quarter of 1999 and improved volumes in the Company's composite polymers business.

The Company's gross profit margin for the second quarter of 1999 was 16.8 percent compared to 16.3 percent in last year's second quarter. For the first six months of 1999, gross profit margin increased to 16.1 percent in 1999 from
14.9 percent in the comparable period last year. Margins were favorably impacted by lower raw material costs, product mix, and internal process improvements in the U.S. Favorable U.S. margin improvements were partially offset by absorption issues in the Company's European liquid coatings business resulting from lower than anticipated volumes. 1998 Margins were unfavorably impacted by the one-time write-off of inventory acquired as part of the Accurate purchase discussed in
Note 2 of the Notes to Consolidated Financial Statements.

Operating expenses (research, and selling, general and administrative) for the second quarter of 1999 were 9.5 percent of net sales compared to 8.8 percent in the prior year's second quarter. For the first six months of 1999, operating expenses were 10.3 percent of net sales compared to 9.3 percent last year. The inclusion of Accurate and higher professional services expense in the U.S. base businesses were partially offset by lower expenses in the Company's European businesses.

Net interest expense was $2,025,000 in the second quarter of 1999 compared to $1,821,000 in the prior year's second quarter. For the first six months of 1999, net interest expense was $4,006,000 compared to $3,421,000 in the prior year. The increase is due to debt borrowed to fund the Accurate acquisition.

The effective tax rate for the second quarter and first six months of 1999 was
41.0 percent versus 42.0 percent in the comparable periods a year ago, excluding the favorable adjustments to 1998 income tax expense discussed in Note 3 of the Notes to Consolidated Financial Statements. The effective tax rate decreased as a result of the foreign and domestic earnings mix.

Net income for the second quarter of 1999 was $3,653,000, or 36 cents per share compared to last year's second quarter net income of $6,360,000, or 61 cents per share. For the first six months of 1999, net income was $4,861,000, or 47 cents per share compared to last year's $7,569,000, or 73 cents per share.


FINANCIAL CONDITION

At April 30, 1999 the Company's working capital was $55,161,000 and the current ratio was 1.7. At October 31, 1998 the Company's working capital was $45,170,000 and the current ratio was 1.5. In the first six months of 1999, cash provided by operations was $9,399,000 compared to cash provided by operations of $8,317,000 in the comparable period a year ago. Working capital changes accounted for the improvement.

Investing activities used cash of $7,750,000 in the first six months of 1999 and $68,250,000 in the same period a year ago. The change resulted primarily from the purchase of the equity interests of the Company's joint venture partners in McWhorter Europe in the first quarter of 1998 and the acquisition of Accurate in the second quarter of 1998. Capital expenditures of $7,867,000 in the first six months of 1999 were primarily for implementation of an Enterprise Resource Planning package and productivity improvements. Capital expenditures of $10,992,000 in the first six months of 1998 were primarily for the construction of the new research and development facility, powder capacity expansion, and productivity improvements. Capital spending for the fiscal year 1999 is currently anticipated to be between $20,000,000 and $25,000,000.

Financing activities used cash of $1,787,000 in the first six months of 1999 compared to cash provided of $57,567,000 in the comparable period a year ago. The decrease was primarily attributed to borrowings in the first quarter and second quarter of 1998 to fund the purchases of the equity interests of the Company's joint venture partners in McWhorter Europe and Accurate. Debt as a percentage of invested capital was 59.9 percent at April 30, 1999 up from 59.3 percent at October 31, 1998. Total debt increased to $156,925,000 at April 30, 1999 from $156,602,000 at October 31, 1998.

The Company has a $150,000,000 unsecured revolving credit facility that terminates on July 30, 2002. At April 30, 1999, approximately $20,200,000 was available under this facility. The Company's European subsidiaries, primarily the Italian subsidiary, have short-term lines of credit that are cancelable at any time of approximately $24,633,000 of which approximately $11,300,000 is available for future use at April 30, 1999. The credit facilities and internally generated funds are expected to be adequate to finance McWhorter's capital expenditures and other operating requirements.

The resolution, adopted by the Board of Directors in May 1998, authorizing the repurchase by the Company of up to an aggregate of 500,000 shares of its common stock expired in May 1999. The Company purchased 293,300 shares at a cost of $4,473,000 under this plan, as of April 30, 1999. The Board of Directors adopted a new resolution in May 1999 authorizing the repurchase by the Company of up to an aggregate of 500,000 shares of its common stock. The new resolution expires in May 2000.

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


IMPACT OF YEAR 2000

During 1999, the Company continued its program to prepare its information technology (IT) and non-information technology (non-IT) systems for year 2000 compliance. The year 2000 issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000.

The Company has completed an assessment of the impact of the year 2000 on its purchased and internally developed IT systems. The current purchased and internally developed software is year 2000 compliant. The Company is currently in the process of modifying and testing its non-IT systems to ensure that these systems will function properly with respect to dates in the year 2000. Non-IT systems are expected to be compliant by October 1999. The Company has begun formal communications with significant suppliers and customers to determine the extent to which the Company's activities would be impacted by those third parties' failure to remediate their own year 2000 issues.

The estimated costs related to testing and modifying existing systems for year 2000 compliance are approximately $575,000, of which $370,000 has been spent or committed to date. Approximately $525,000 of the total compliance costs are expected to be capital expenditures. No significant information systems projects have been deferred to accommodate the year 2000 issues.

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

The Company's contingency plans will be finalized as the testing of systems is completed. Contingency plans are expected to be completed by July 1999. These plans include the manual processes required to perform critical business functions that could be affected by year 2000 issues.


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


ITEM 1.    LEGAL PROCEEDINGS. None.


ITEM 2.    CHANGES IN SECURITIES. Not Applicable.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 17, 1999, the annual meeting of stockholders of the Company was held. The following individuals were elected directors at the meeting and the voting results were as follows:

Directors                           Votes For             Votes Withheld
---------                           ---------             --------------
Michelle L. Collins                 7,544,308                  13,703
Edward M. Giles                     7,544,677                  13,334
D. George Harris                    7,544,503                  13,508
John G. Johnson, Jr.                7,544,677                  13,334
Jeffrey M. Nodland                  7,541,922                  16,089
John R. Stevenson                   7,545,158                  12,853
Heinn F. Tomfohrde III              7,544,586                  13,425

In addition, the following proposal was submitted to stockholders as described in the Company's Proxy Statement dated January 4, 1999 and was voted upon and approved by the stockholders at the meeting, with the voting results as follows:

Proposal                              Votes For     Votes Against   Abstentions
--------                              ---------     -------------   -----------
Ratification of Ernst & Young
LLP as auditors                       7,528,088         27,930         1,993

ITEM 5.    OTHER INFORMATION.


ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K
              (a)   Exhibits:
                    The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

              (b) No reports on Form 8-K were filed during the second quarter of
                       1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McWhorter Technologies, Inc.


                                       /s/ Louise M. Tonozzi-Frederick
                                    ------------------------------------------
                                    Louise M. Tonozzi-Frederick
                                    Vice President and Chief Financial Officer
Date: June 11,  1999

                                  EXHIBIT INDEX


Exhibit                                                                              Incorporated Herein
Number                            Description                                         by Reference to
------------------------------------------------------------------------------------------------------------------------
3.1             Certificate of Incorporation, as amended                 Form 10-K Registration Statement for the fiscal
                                                                         year ended October 31, 1994

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

4.2.1           First Amendment to Rights Agreement

10.1            Distribution Agreement                                   Form S-1 Registration Statement (Registration
                                                                         No. 33-75726) originally filed on February 25,
                                                                         1994

10.2            Environmental Matters Agreement                          Form S-1 Registration Statement (Registration
                                                                         No. 33-75726) originally filed on February 25,
                                                                         1994

10.3            Amended and Restated Technology License Agreement        Form 10-K Registration Statement for the fiscal
                                                                         year ended October 31, 1994

10.4            Tax Sharing Agreement                                    Form S-1 Registration Statement (Registration
                                                                         No. 33-75726) originally filed on February 25,
                                                                         1994
10.5            Amended and Restated Master Tolling Agreement            Form 10-K Registration Statement for the fiscal
                                                                         year ended October 31, 1994

10.8            1994 Stock Incentive Plan                                Form S-1 Registration Statement (Registration
                                                                         No. 33-75726) originally filed on February 25,
                                                                         1994

10.8.1          Amendment to 1994 Stock Incentive Plan                   Form 10-Q for the quarterly period ended April
                                                                         30, 1995

10.9            Employee Stock Ownership Plan and Trust                  Form 10-K Registration Statement for the fiscal
                                                                         year ended October 31, 1994

10.9.1          Amendment to Employee Stock Ownership Trust              Form 10-K Registration Statement for the fiscal
                                                                         year ended October 31, 1998

Exhibit                                                                              Incorporated Herein
Number                            Description                                         by Reference to
----------------------------------------------------------------------------------------------------------------------------------
10.10.1         Amendment to 401(k) Savings Plan Trust                   Form 10-K Registration Statement for the fiscal
                                                                         year ended October 31, 1998

10.11           Sale and Purchase of Assets Agreement between Cargill,   Registration Statement on Form 10 (File No.
                Incorporated and McWhorter, Inc. dated as of May 19,     1-12638) filed on December 3, 1993
                1993, as subsequently modified and amended

10.12           Agreement Containing Consent Order executed as of        Registration Statement on Form 10 (File No.
                September 30, 1993 by the Federal Trade Commission,      1-12638) filed on December 3, 1993
                The Valspar Corporation and McWhorter, Inc.

10.16.2         Indemnification Agreement dated November 12, 1998        Form 10-Q for the quarterly period ended January
                between McWhorter Technologies, Inc. and John R.         31, 1999
                Stevenson

10.16.2         Indemnification Agreement dated November 12, 1998        Form 10-K Registration Statement for the fiscal
                between McWhorter Technologies, Inc. and John R.         year ended October 31, 1998
                Stevenson

10.17           Indemnification Agreement dated May 17, 1995 between     Form 10-Q for the quarterly period ended April
                McWhorter Technologies, Inc. and Jeffrey M. Nodland.     30, 1995

10.17.1         Amendment to Indemnification Agreement dated May 17,     Form 10-Q for the quarterly period ended July
                1995 between McWhorter Technologies, Inc. and Jeffrey    31, 1996
                M. Nodland

10.18.1         Amendment to Indemnification Agreement dated May 17,     Form 10-Q for the quarterly period ended July
                1995 between McWhorter Technologies, Inc. and Michelle   31, 1996
                L. Collins

10.19           Indemnification Agreement dated May 17, 1995 between     Form 10-Q for the quarterly period ended April
                McWhorter Technologies, Inc. and Edward M. Giles         30, 1995

10.19.1         Amendment to Indemnification Agreement dated May 17,     Form 10-Q for the quarterly period ended July
                1995 between McWhorter Technologies, Inc. and Edward M.  31, 1996
                Giles

10.20           Indemnification Agreement dated May 17, 1995 between     Form 10-Q for the quarterly period ended April
                McWhorter Technologies, Inc. and D. George Harris        30, 1995


Exhibit                                                                              Incorporated Herein
Number                            Description                                         by Reference to
--------------------------------------------------------------------------------------------------------------------------
10.20.1         Amendment to Indemnification Agreement dated May 17,      Form 10-Q for the quarterly period ended July
                1995 between McWhorter Technologies, Inc. and D. George   31, 1996
                Harris

10.21           Indemnification Agreement dated May 17, 1995 between      Form 10-Q for the quarterly period ended April
                McWhorter Technologies, Inc. and Heinn F. Tomfohrde III   30, 1995

10.21.1         Amendment to Indemnification Agreement dated May 17,      Form 10-Q for the quarterly period ended July
                1995 between McWhorter Technologies, Inc. and Heinn F.    31, 1996
                Tomfohrde III

10.23           Indemnification Agreement dated December 13, 1995         Form 10-K Registration Statement for the fiscal
                between McWhorter Technologies, Inc. and John G.          year ended October 31, 1995
                Johnson, Jr.

10.23.1         Amendment to Indemnification Agreement dated December     Form 10-Q for the quarterly period ended July
                13, 1995 between McWhorter Technologies, Inc. and John    31, 1996
                G. Johnson, Jr.

10.24           1996 Incentive Stock Plan                                 Form 10-K Registration Statement for the fiscal
                                                                          year ended October 31, 1996

10.25           1996 Nonemployee Director Stock Option and Award Plan     Form 10-K Registration Statement for the fiscal
                                                                          year ended October 31, 1996

10.26           Stockholders Agreement for McWhorter Technologies         Form 10-K Registration Statement for the fiscal
                Europe                                                    year ended October 31, 1996

10.27           Deferred Compensation Plan                                Form 10-K Registration Statement for the fiscal
                                                                          year ended October 31, 1996
10.27.1         Amendment to Deferred Compensation Plan
10.28           $150,000,000 Credit Agreement dated July 30, 1997         Form 10-Q for the quarterly period ended July
                among McWhorter Technologies, Inc., the banks listed      31, 1997
                therein and Wachovia Bank of Georgia, N.A., as agent

10.29           Stock Purchase Agreement by and between McWhorter         Form 8-K dated August 11, 1997
                Technologies, Inc. and Antonio Napoli & C.s.a.p.a. and
                Gestin S.r.l.

10.30           Warrant Purchase Agreement between McWhorter              Form 8-K dated August 11, 1997
                Technologies, Inc. and Cable Beach Holdings Ltd.


Exhibit                                                                              Incorporated Herein
Number                            Description                                         by Reference to
-------------------------------------------------------------------------------------------------------------------------
10.31           Waiver and First Amendment to the $150,000,000 Credit    Form 10-K Registration Statement for fiscal year
                Agreement                                                ended October 31, 1997

10.32           Asset Purchase Agreement by and among Accurate           Form 10-Q  for the quarterly period ended April
                Coatings & Dispersions, Inc., the principal              30, 1998
                stockholders thereof and McWhorter Technologies, Inc.
                dated as of March 23, 1998

10.40 Change of Control Agreement dated February 17, 1999 between McWhorter Technologies, Inc. and Jeffrey M.
                Nodland

10.41 Change of Control Agreement dated February 17, 1999 between McWhorter Technologies, Inc. and Louise M.
                Tonozzi-Frederick

10.42 Change of Control Agreement dated February 17, 1999 between McWhorter Technologies, Inc. and Douglas B.
                Rahrig

10.43 Change of Control Agreement dated February 17, 1999 between McWhorter Technologies, Inc. and Douglas J.
                Graff

10.44 Change of Control Agreement dated February 17, 1999 between McWhorter Technologies, Inc. and Patrick T.
                Heffernan

10.45 Change of Control Agreement dated February 17, 1999 between McWhorter Technologies, Inc. and Donald J.
                Crawford

10.46           Change of Control Agreement dated May 1, 1999 between
                McWhorter Technologies, Inc. and Warren Grayson

27.1            Financial Data Schedule