Form 10-Q
period 1999-07-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 1999-09-01
CIK 915775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(mark one)
             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 1-12854

                          MCWHORTER TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                               36-3919940
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         400 EAST COTTAGE PLACE
    CARPENTERSVILLE, ILLINOIS 60110                   847-428-2657
(Address of principal executive offices,         Registrant's telephone number
         including zip code)                        (including area code)


           Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of Exchange on
           Title of Each Class                      Which Registered
      ----------------------------               -----------------------
      Common Stock, $0.01 par value              New York Stock Exchange
     Preferred Stock Purchase Rights             New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

As of August 31, 1999, 10,051,832 shares of common stock were outstanding.

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

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)


                                                               Quarter Ended                    Nine Months Ended
                                                                  July 31,                           July 31,
                                                       ---------------------------------  -------------------------------
                                                               1999            1998             1999            1998
                                                                                              (Note 1)
                                                       ---------------- ----------------  ---------------- --------------
Net sales                                              $       117,857  $       125,770   $       327,586  $     339,504
Costs and expenses:
     Cost of sales (Note 2)                                     96,478          103,901           272,478        285,795
     Research                                                    3,187            2,777             9,165          8,172
     Selling, general and administrative                         6,703            7,523            22,232         22,024
     Other (income) expense, net (Note 3)                          973              744               950            268
                                                       ---------------- ----------------  ---------------- --------------
Income from operations                                          10,516           10,825            22,761         23,245
Interest expense, net                                            2,002            2,330             6,008          5,751
                                                       ---------------- ----------------  ---------------- --------------
Income before income taxes                                       8,514            8,495            16,753         17,494
Income tax expense (Note 4)                                      3,491            3,643             6,869          5,073
                                                       ---------------- ----------------  ---------------- --------------
Net income                                             $         5,023  $         4,852   $         9,884  $      12,421
                                                       ---------------- ----------------  ---------------- --------------
                                                       ---------------- ----------------  ---------------- --------------
Earnings per share - basic (Note 5)                    $           .50  $           .47   $           .97  $        1.21
                                                       ---------------- ----------------  ---------------- --------------
                                                       ---------------- ----------------  ---------------- --------------
Earnings per share - diluted (Note 5)                  $           .50  $           .47   $           .97  $        1.19
                                                       ---------------- ----------------  ---------------- --------------
                                                       ---------------- ----------------  ---------------- --------------



                 See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)


                                                            July 31,            October 31,             July 31,
                                                              1999                  1998                  1998
                                                       -------------------- --------------------- ---------------------
ASSETS
Current assets:
      Cash                                             $             5,438   $             4,099   $             3,558
      Accounts receivable                                           81,643                82,765                86,155
      Inventories (Note 6)                                          42,157                40,207                40,670
      Other current assets                                          13,532                12,193                 9,974
                                                       -------------------- --------------------- ---------------------
                                                                   142,770               139,264               140,357
Property, plant and equipment                                      208,331               198,900               193,947
Accumulated depreciation                                           (68,864)              (58,384)              (55,250)
                                                       -------------------- --------------------- ---------------------
      Net property, plant and equipment                            139,467               140,516               138,697
Intangibles, net                                                    70,786                76,117                72,474
Other assets                                                         2,982                 6,568                 7,415
                                                       -------------------- --------------------- ---------------------

                                                       $           356,005   $           362,465   $           358,943
                                                       -------------------- --------------------- ---------------------
                                                       -------------------- --------------------- ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term debt                                  $            20,220   $            26,474   $            25,501
      Trade accounts payable                                        50,463                49,808                53,196
      Accrued liabilities                                           17,794                17,812                20,075
                                                       -------------------- --------------------- ---------------------
                                                                    88,477                94,094                98,772
Long-term debt, less current portion                               131,407               130,128               128,724
Deferred income taxes                                               23,472                23,695                21,824
Accrued environmental liabilities                                    1,082                 1,566                 1,459
Other liabilities                                                    4,773                 5,538                 5,482
Shareholders' equity:
      Common stock (par value $.01 per share;
      authorized 30,000,000 shares; issued
      10,965,547 shares at July 31, 1999,
      October 31, 1998, and July 31, 1998)                             110                   110                   110
      Additional paid-in capital                                    11,125                10,931                10,919
      Retained earnings                                            115,708               105,824               105,401
      Currency translation adjustments                              (4,555)                2,381                (2,193)
      Treasury stock, at cost (913,715 shares at
      July 31, 1999, 644,451 shares at October
      31, 1998, and 612,737 shares at July 31,
      1998)                                                        (14,329)              (10,471)               (9,828)
      Other                                                         (1,265)               (1,331)               (1,727)
                                                       -------------------- --------------------- ---------------------
                                                                   106,794               107,444               102,682
                                                       -------------------- --------------------- ---------------------
                                                       $           356,005   $           362,465   $           358,943
                                                       -------------------- --------------------- ---------------------
                                                       -------------------- --------------------- ---------------------



                See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                                Additional                    Currency                                     Total
                                     Common      Paid-in        Retained     Translation     Treasury                  Shareholders'
                                     Stock       Capital        Earnings     Adjustments       Stock          Other        Equity
                                    ------------------------------------------------------------------------------------------------
Balance October 31, 1997              $ 110      $ 10,867      $ 92,980        $ (940)       $ (9,716)      $ (1,633)      $ 91,668
   Comprehensive income:
      Net income                                                 12,844                                                      12,844
      Foreign currency translation
         adjustments                                                            3,321                                         3,321
                                                                                                                          ----------
   Total comprehensive income                                                                                                16,165
                                                                                                                          ----------
   Issuance of common stock for
      restricted stock awards                          55                                         100            (94)            61
   Deferred compensation stock plan                                                              (322)           396             74
   Exercise of stock options                            9                                         139                           148
   Purchase of treasury shares                                                                   (672)                         (672)
                                    --------     ---------    ----------     ---------      ----------      ---------     ----------
Balance October 31, 1998              $ 110      $ 10,931     $ 105,824       $ 2,381       $ (10,471)      $ (1,331)     $ 107,444
                                    --------     ---------    ----------     ---------      ----------      ---------     ----------
                                    --------     ---------    ----------     ---------      ----------      ---------     ----------


   Comprehensive income:
      Net income                                                  9,884                                                       9,884
      Foreign currency translation
         adjustments                                                           (6,936)                                       (6,936)
                                                                                                                          ----------
   Total comprehensive income                                                                                                 2,948
                                                                                                                          ----------
   Issuance of common stock for
      restricted stock awards                         194                                         555                           749
   Deferred compensation stock plan                                                               (37)            66             29
   Purchase of treasury shares                                                                 (4,376)                       (4,376)
                                    --------     ---------    ----------     ---------      ----------      ---------     ----------
Balance July 31, 1999                 $ 110      $ 11,125     $ 115,708      $ (4,555)      $ (14,329)      $ (1,265)     $ 106,794
                                    --------     ---------    ----------     ---------      ----------      ---------     ----------
                                    --------     ---------    ----------     ---------      ----------      ---------     ----------



                  See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                   Nine Months Ended July 31,
                                                          -----------------------------------------
                                                                  1999                   1998
                                                                (Note 1)
                                                          ------------------      ------------------

OPERATING ACTIVITIES
Net income
                                                          $            9,884      $           12,421
Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
     Depreciation and amortization                                    13,462                  12,079
     Deferred income taxes                                              (507)                   (334)
     Loss from sale of equity interest in joint venture                1,000
     Other, net                                                         (703)                   (303)
     Changes in working capital:
        Accounts and notes receivable                                 (2,527)                 (8,103)
        Inventories                                                   (3,131)                 (4,586)
        Trade accounts payable and accrued liabilities                 5,126                   4,905
        Other current assets                                             402                     255
                                                          ------------------      ------------------
Net cash provided by operating activities                             23,006                  16,334

INVESTING ACTIVITIES
Acquisition spending, net of cash acquired                                                   (55,231)
Capital expenditures                                                 (16,148)                (17,680)
Investment in and advances to joint ventures                                                  (2,449)
Sale of equity interest in joint venture                               1,000
Other, net                                                               (45)                   (285)
                                                          ------------------      ------------------
Net cash used by investing activities                                (15,193)                (75,645)

FINANCING ACTIVITIES
Increase (decrease) in debt, net                                      (2,098)                 58,739
Purchase of treasury stock                                            (4,376)
Proceeds from exercise of stock options                                                          201
                                                          ------------------      ------------------
Net cash provided (used) by financing activities                      (6,474)                 58,940
Increase (decrease) in cash                                            1,339                    (371)
Cash at beginning of period                                            4,099                   3,929
                                                          ------------------      ------------------
Cash at end of period                                     $            5,438      $            3,558
                                                          ------------------      ------------------
                                                          ------------------      ------------------


                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. On April 1, 1998, the Company completed the acquisition of substantially all of the assets of Accurate Coatings and Dispersions, Inc. (Accurate) for approximately $39,400,000 and the assumption of $6,500,000 in debt. The acquisition was accounted for using the purchase method. The excess of the purchase price over the net book value of the assets acquired was approximately $35,000,000, the largest component of which was allocated to goodwill. The results of Accurate have been included in the consolidated results of the Company since the date of acquisition. The pro forma operating results, including Accurate for the full nine months ended July 31, 1998, would not have been materially different from the consolidated results of the Company.

2. Nine month 1998 results included a pretax charge of approximately $500,000 ($300,000 after taxes, or 3 cents per share) for costs related to the one-time write-off of the excess of fair value over net book value associated with inventories acquired as part of the purchase of Accurate.

3. Third quarter 1999 results included a pretax charge of approximately $1,000,000 ($590,000 after taxes, or 6 cents per share) primarily for losses associated with the sale of the equity interest in the Syntech Far East joint venture. Third quarter 1998 results included a pretax charge of $931,000 ($559,000 after taxes, or 5 cents per share) for costs related to the relocation of the Minneapolis research facility to Carpentersville.

4. Nine month 1998 results included a reduction in income tax expense of $2,311,000 (22 cents per share) related to the impact on deferred income taxes of changes in the Italian income tax regulations.

5. Earnings per share is computed by dividing net income by the weighted average number of shares of stock (basic) plus stock equivalents (diluted) outstanding during the year. Stock equivalents consist primarily of stock options and are included in the calculation of weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciles to diluted weighted average shares as follows:


                                                   Quarter ended July 31,             Nine months ended July 31,
                                                1999                    1998         1999                     1998
     ------------------------------------ ----------------- ----------------- ------------------ ------------------
     Basic weighted
     average shares outstanding                 10,011,318        10,244,739         10,160,798         10,242,776
     Dilutive effect of
     common stock equivalents                       32,284           181,409             47,177            167,570
     ------------------------------------ ----------------- ----------------- ------------------ ------------------
     Diluted weighted
     average shares outstanding                 10,043,602        10,426,148         10,207,975         10,410,346
     ------------------------------------ ----------------- ----------------- ------------------ ------------------
     ------------------------------------ ----------------- ----------------- ------------------ ------------------


6. The major classes of inventories consist of the following:


                                                                          July 31,                  October 31,
    DOLLARS IN THOUSANDS                                                   1999                        1998
    ------------------------------------------------------------ ------------------------ -------------------------
    Manufactured products                                        $                27,789  $                 26,339

    Raw materials, supplies and work-in-process                                   14,368                    13,868
    ------------------------------------------------------------ ------------------------ -------------------------

                                                                 $                42,157  $                 40,207
    ------------------------------------------------------------ ------------------------ -------------------------
    ------------------------------------------------------------ ------------------------ -------------------------


7. During the first quarter of 1999, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". In accordance with SFAS No. 130, the Company has reported comprehensive income and its components in the Company's Consolidated Statement of Shareholders' Equity. Adoption of this statement had no effect on the Company's financial position, results of operations, or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

McWhorter is a leading manufacturer of surface coating resins and colorants and is a manufacturer of resins used in the reinforced fiberglass plastics industry. Surface coating resins are a primary component of paint and coatings. Colorants are used to disperse pigments in paints and coatings. Resins used for reinforced fiberglass plastics are a primary component for various fiberglass products. On April 1, 1998, the Company completed the acquisition of Accurate Coatings and Dispersions, Inc. (Accurate). Accurate, located in South Holland, Illinois, manufactures and distributes colorants for the coatings industry. The acquisition of Accurate expands McWhorter's presence in the colorant market and better enables the Company to serve its customers. McWhorter purchased Arizona Chemical's customer list and technology related to its European alkyd resin business in April 1998. The Company strengthened its global presence with the purchase of the equity interests of its joint venture partners in McWhorter Technologies Europe (McWhorter Europe) in the first quarter of 1998. As a result, the Company increased its equity interest in McWhorter Europe from 33 percent to 100 percent.

RESULTS OF OPERATIONS

Net sales decreased 6 percent in the third quarter of 1999 to $117,857,000 compared to $125,770,000 in the same period of 1998. For the third quarter, lower selling prices resulting from the pass through of lower raw material prices were the primary reason for the net sales decline. For the first nine months, net sales decreased 4 percent to $327,586,000 in 1999 compared to $339,504,000 in 1998. For the first nine months, lower selling prices resulting from the pass through of lower raw material prices and lower volumes in the Company's European liquid coating resins and non-coating aminos businesses were partially offset by improved volumes in the Company's composite polymers business and the inclusion of Accurate for a full nine months in 1999.

The Company's gross profit margin for the third quarter of 1999 was 18.1 percent compared to 17.4 percent in last year's third quarter. For the first nine months, gross profit margin increased to 16.8 percent in 1999 from 15.8 percent in 1998. Margins were favorably impacted by lower raw material costs, product mix, and internal process improvements in the U.S. 1998 margins were unfavorably impacted by the one-time write-off of inventory acquired as part of the Accurate purchase discussed in Note 2 of the Notes to Consolidated Financial Statements.

Operating expenses (research, and selling, general and administrative) decreased to $9,890,000 in the third quarter of 1999 from $10,300,000 in prior year third quarter. Long-term incentive accrual reversals resulted in the decrease. For the first nine months, operating expenses increased to $31,397,000 in 1999 from $30,196,000 in 1998. The inclusion of Accurate for a full nine months in 1999 and higher professional services expense in the U.S. base businesses accounted for the increase.

Net interest expense was $2,002,000 in the third quarter of 1999 compared to $2,330,000 in the prior year's third quarter. The decrease in the quarter is the result of overall debt paydowns and a lower average interest rate. For the first nine months of 1999, net interest expense was $6,008,000 compared to $5,751,000 in the prior year. The year-to-date increase is due to debt borrowed to fund the Accurate acquisition.

The effective tax rate for the third quarter and first nine months of 1999 was
41.0 percent versus 42.0 percent in the comparable periods a year ago excluding the favorable adjustments to 1998 income tax expense discussed in Note 4 of the Notes to Consolidated Financial Statements. The effective tax rate decreased as a result of the mix of foreign and domestic earnings.

For the third quarter, net income was $5,613,000, or 56 cents per share in 1999 compared to the $5,411,000, or 52 cents per share in 1998, excluding nonrecurring items in both periods. For the first nine months, net income was $10,474,000, or $1.03 per share in 1999, compared to $10,969,000, or $1.05 per share in 1998, excluding nonrecurring items for both periods. Refer to Notes 2, 3, and 4 of the Notes to Consolidated Financial Statements for a discussion of the nonrecurring items.

For the third quarter, net income was $5,023,000, or 50 cents per share in 1999 compared to net income of $4,852,000, or 47 cents per share in 1998. For the first nine months, net income was $9,884,000, or 97 cents per share in 1999 compared to $12,421,000, or $1.19 per share in 1998.

FINANCIAL CONDITION

At July 31, 1999 the Company's net working capital was $54,293,000 and the current ratio was 1.6. At October 31, 1998, the Company's net working capital was $45,170,000 and the current ratio was 1.5. At July 31, 1998, the Company's net working capital was $41,585,000 and the current ratio was 1.4. In the first nine months of 1999, cash provided by operations was $23,006,000 compared to cash provided by operations of $16,334,000 in the comparable period a year ago.

Investing activities used cash of $15,193,000 in the first nine months of 1999 and $75,645,000 in the same period a year ago. The decrease resulted primarily from the purchase of the equity interests of the Company's joint venture partners in McWhorter Europe in the first quarter of 1998 and the acquisition of Accurate in the second quarter of 1998. Capital expenditures of $16,148,000 in the first nine months of 1999 were primarily for implementation of an Enterprise Resource Planning (ERP) package, productivity improvements, and capacity expansion. Capital expenditures of $17,680,000 in the first nine months of 1998 were primarily for the construction of the new research and development facility, capacity expansion, productivity improvements, and the implementation of the ERP package. Capital spending for the fiscal year 1999 is expected to be between $25,000,000 and $28,000,000.

Financing activities used cash of $6,474,000 in the first nine months of 1999 compared to cash provided of $58,940,000 in the comparable period a year ago. The decrease was primarily attributed to borrowings in the first quarter and second quarter of 1998 to fund the purchase of the equity interests of the Company's joint venture partners in McWhorter Europe and Accurate. Debt as a percentage of invested capital was 58.7 percent at July 31, 1999 down from 59.3 percent at October 31, 1998 and 60.0 percent at July 31, 1998. Total debt decreased to $151,627,000 at July 31, 1999 from $156,602,000 at October 31, 1998 and $154,225,000 at July 31, 1998.

The Company has a $150,000,000 unsecured revolving credit facility that terminates on July 30, 2002. At July 31, 1999, approximately $24,445,000 was available under this facility. The Company's European subsidiaries, primarily the Italian subsidiary, have short-term lines of credit that are cancelable at any time of approximately $25,158,000 of which approximately $12,819,000 is available for future use at July 31, 1999. The credit facilities and internally generated funds are expected to be adequate to finance McWhorter's capital expenditures and other operating requirements.

The Company repurchased 302,700 shares at a cost of $4,376,000 during the first nine months of 1999. Under a resolution adopted by the Board of Directors in May 1999, the Company is authorized to repurchase 500,000 shares of its common stock. Under this resolution, which expires in May 2000, repurchases of 32,000 shares of common stock have been made.

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

The estimated costs related to testing and modifying existing systems for year 2000 compliance are approximately $495,000, of which $370,000 has been spent or committed to date. Approximately $445,000 of the total compliance costs are expected to be capital expenditures. No significant information systems projects have been deferred to accommodate the year 2000 issues.

Year 2000 compliance is expected to be achieved no later than October 1999. The Company believes that with the planned modifications, year 2000 issues will not have a material impact on operations. However, if these modifications are not made, or are not completed on a timely basis, year 2000 issues could result in the temporary inability to process orders, send invoices, or engage in similar business activities, which would have a material impact on the Company's operations. Failure by significant suppliers and customers to be year 2000 compliant could also have a material impact on the Company. The amounts of potential liability and lost revenue resulting from the failure to be year 2000 compliant cannot be reasonably estimated at this time. The Company's contingency plans have been completed. These plans include the manual processes required to perform critical business functions that could be affected by year 2000 issues.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Management's discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, expenditures, cost reductions, cash flow, operating improvements, and year 2000 compliance, and are indicated by words such as "estimates", "expects", "anticipates", and similar words and phrases. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from expected results, including but not limited to the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on the Company's order rates and product sale prices; McWhorter's ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of McWhorter's capacity and the effect of capacity utilization on McWhorter's costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; year 2000 compliance; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.   None.

ITEM 2.    CHANGES IN SECURITIES.   Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None

ITEM 5.    OTHER INFORMATION.   None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

                    3.2.1 By-laws, as amended

                    4.2.2 Second Amendment to Rights Agreement

                    10.47 Change of Control Agreement dated February 17, 1999
                          between McWhorter Technologies, Inc. and Kevin W. Brolsma

                    27.1 Financial Data Schedule for the third quarter of 1999

               (b) No reports on Form 8-K were filed during the third quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                McWhorter Technologies, Inc.


                                /s/ Louise M. Tonozzi-Frederick
                                ------------------------------------------
                                Louise M. Tonozzi-Frederick
                                Vice President and Chief Financial Officer
Date: August 31, 1999