Form 10-K405
period 1999-10-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 2000-01-27
CIK 915775

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                         COMMISSION FILE NUMBER 1-12854

                          MCWHORTER TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   36-3919940
    (State or other jurisdiction of                    (I.R.S. employer
    incorporation or organization)                    identification no.)


        400 EAST COTTAGE PLACE                           847-428-2657
    CARPENTERSVILLE, ILLINOIS 60110
(Address of principal executive offices         (Registrant's telephone number
          including zip code)                        including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of Exchange on
          Title of Each Class                            Which Registered
          -------------------                           --------------------
     COMMON STOCK, $0.01 PAR VALUE                    NEW YORK STOCK EXCHANGE

    PREFERRED STOCK PURCHASE RIGHTS                   NEW YORK STOCK EXCHANGE

        Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of December 31, 1999, the aggregate market value of the voting and nonvoting stock held by nonaffiliates of McWhorter Technologies, Inc. (based upon the New York Stock Exchange closing prices) was approximately $156,890,336.

         As of December 31, 1999, 9,950,685 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of McWhorter Technologies, Inc.'s Proxy Statement filed with the Securities and Exchange Commission on January 10, 2000 ("Proxy
          Statement") are incorporated in Part III hereof by reference.

                     MCWHORTER TECHNOLOGIES, INC.


                           TABLE OF CONTENTS


PART I                                                                                                  Page

Item 1.       Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

Item 2.       Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

Item 3.       Legal Proceedings and Environmental Matters . . . . . . . . . . . . . . . . . . . . .       7

Item 4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .       8

PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder  Matters . . . . .        8


Item 6.       Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8

Item 7.       Management's Discussion and Analysis of Results of Operations and Financial Condition       9

Item 8.       Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . .       16

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.      35

PART III

Item 10.      Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . .        36

Item 11.      Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38

Item 12.      Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . .        38

Item 13.      Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . .        38

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . . . . . . . . .        39

              Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44

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

McWhorter produces various products including alkyds, copolymers, polyurethanes, polyester resins, unsaturated polyesters, acrylic emulsions, polyvinyl acetate emulsions, solution acrylics, powder resins, powder curing agents, a number of specialty resins, and waterborne and solvent based colorant systems. Various types of resins are required by customers due to differing application and product performance characteristics. McWhorter consists of two reportable business segments: Coating Resins and Colorants, and Composite Polymers. The Coating Resins and Colorants segment includes the Company's liquid coating resins, powder coating resins, and colorants product lines.

COATING RESINS AND COLORANTS

ALKYD RESINS AND COPOLYMERS. Alkyd resins and copolymers are McWhorter's largest product category and are used in the manufacture of oil-based paints and coatings. Alkyd resins and copolymers can be used in consumer paints (e.g., house paint, deck stains, etc.), industrial coatings (e.g., decorative and protective coatings used on machinery, equipment, tools, etc.) and special purpose coatings (e.g., parking-striping paints, automotive refinish coatings, and industrial maintenance coatings). Alkyd resins and copolymers are formulated and engineered according to customer specifications for various purposes and the same product can be used in different applications depending on the product's formulation. Alkyd resins and copolymers can also be modified with other raw materials to improve performance; silicone for longer-lasting products or high temperature applications, vinyl toluene for quicker-dry applications, and acrylics for improved durability.

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

HYDROXYL AND CARBOXYL POLYESTER POWDER RESINS. Powder resins are used in the manufacture of industrial powder coatings. Powder coatings are dry coatings which provide an alternative to liquid coatings. The principal advantage of powder coatings are that they emit no solvents, have excellent application and performance characteristics, and have a high degree of transfer efficiency. Powder coatings is one of the fastest growing segments of the industrial coatings industry.

URETHANE POWDER CURING AGENTS. Powder curing agents are used in conjunction with certain powder resins to impart durability and hardness. McWhorter produces urethane curing agents, the largest volume category for powder paint.

SPECIALTY RESINS. Specialty resins include natural and synthetic adhesives used in the paper industry. These resins are used for high pressure laminates and surface particle boards including water-soluble amino resins for treated panels and laminated plastics and phenol formaldehyde resins for laminated plastics.

WATERBORNE AND SOLVENT BASED COLORANT SYSTEMS. Colorants are used in formulated interior and exterior paints, specifically, exterior aerospace applications, topcoat and interior applications for vehicles, general and light industrial, coil coatings for builders panels, architectural paints, and coatings for beverage containers.

COMPOSITE POLYMERS

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

Solvent based products are generally produced in high temperature reactors. Raw materials are fed into a reactor and heated to 400(degree)-500(degree) F for 10-30 hours, depending on the formulation. Once the desired properties are achieved, the product is transferred to a mixing vessel, where additional materials are added to complete the batch. Finally, the resin is filtered and pumped into drums or bulk storage tanks before shipment to customers.

Powder products are produced in high temperature reactors similar to solvent based products. However, the heated mixture is cooled, drying the material into a powder form. The product is then flaked and bagged.

Emulsions are processed differently from solvent based and powder resins. Emulsions are created by exothermic reactions in reactors designed to control the reaction by cooling the product. Once the reaction is complete, material is filtered and transferred to bulk storage tanks before shipment to customers.

Colorants are produced by mixing precise amounts of pigment and solvent or water at low temperatures. Once the desired dispersion is attained, the product is filtered and then pumped into drums for shipment to customers.

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

INTELLECTUAL PROPERTY
McWhorter's business is not materially dependent upon franchises, licenses or similar rights, or on any single patent or trademark or group of related patents or trademarks. The techniques and formulas used to produce solvent based resins are mature and well known. The techniques and formulas used to produce acrylic emulsions, powder resins, curing agents, other specialty resins and colorants are in some instances not well known or are protected by patents or as trade secrets.

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

EMPLOYEES
McWhorter employs approximately 1,085 full-time and part-time employees worldwide. Management believes that the Company's relationship with its employees is good.

ITEM 2.  PROPERTIES

The Company's principal plants and facilities have an aggregate square footage of approximately 1,029,000 square feet, of which 72%, or 745,000 square feet, is located in the U.S., and approximately 28%, or 284,000 square feet, is located outside the U.S., primarily in Italy and Sweden. Approximately 97% of the square footage is owned and the balance is held under lease. All facilities are well maintained, utilized for their intended purpose, and have sufficient capacity to meet their reasonably-anticipated needs. There are no material encumbrances on any of the facilities. Total practical production capacity of McWhorter's plant facilities is approximately 896 million wet pounds per year. The Company's corporate headquarters is located in Carpentersville, Illinois.

ITEM 3.  LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

The Company is party to various legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business or financial position.

The operations of McWhorter, like those of other companies in its industry, involve the generation and disposal of substances regulated by the United States Environmental Protection Agency, certain state agencies under various federal and state environmental laws, and foreign agencies. As a result, McWhorter is involved in various claims relating to environmental and waste disposal matters. These claims generally allege that McWhorter, together with other parties, is responsible under federal and state environmental laws for the remediation of hazardous waste at a particular site. Several of these laws provide that potentially responsible parties may be held jointly and severally liable for investigation and remediation costs regardless of fault. Although McWhorter continually assesses its potential liability with respect to its past and present operations, any potential liability that may be attributable to McWhorter is subject to a number of uncertainties, including, among others, the number of parties involved with respect to any given site, the volumetric contribution which may be attributed to McWhorter relative to that attributable to other parties, the nature and magnitude of the wastes involved, and the method and extent of remediation. McWhorter does not believe that any potential liability, either individually or in the aggregate, ultimately determined to be attributable to McWhorter will have a material adverse effect on its business or financial condition.

At October 31, 1999 the estimated amount of probable environmental liability of McWhorter is approximately $2,847,000. Cargill Incorporated (Cargill) has agreed to indemnify McWhorter, subject to certain limitations, for damages resulting from certain environmental matters relating to its former Resin Products Division (RPD) that was acquired by the Company in 1994. Indemnification for environmental liabilities, subject to certain limitations, related to the Company's Italian facilities is provided for under the escrow provisions of the Syntech S.p.A. acquisition agreement. The Syntech escrow for environmental liabilities closed in fiscal 2000 and reimbursement for existing and future environmental claims has been remitted to McWhorter. As a result of the probable recoveries under these indemnification agreements of $2,207,000, McWhorter's net estimated environmental liability is approximately $640,000. There are a total of thirteen sites at which McWhorter believes it has probable environmental liability, including two sites for which the estimated liability is less than $10,000 per site. The maximum estimated amount of environmental liability attributable to any individual site is approximately $970,000, of which a significant portion is expected to be reimbursed. During 1999, McWhorter spent approximately $911,000 on remediation costs, of which $672,000 was spent for on-site liabilities and has been or is expected to be reimbursed. During 2000, McWhorter expects to spend approximately $1,199,000 on remediation costs, of which $776,000 is expected to be reimbursed under the indemnification agreements. During 1999 McWhorter spent approximately $430,000 on capital expenditures to comply with environmental laws and regulations and during 2000 McWhorter expects to spend approximately $1,130,000 on such expenditures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

McWhorter common stock is traded on the New York Stock Exchange under the trading symbol "MWT."

The following table details the high and low sales prices for the common stock for fiscal 1999 and 1998. The Company did not declare any cash dividends on its common stock in either fiscal year.


                              1999                         1998
---------------------------------------------------------------------
                     LOW            HIGH         LOW           HIGH
---------------------------------------------------------------------
First quarter      $19.50          $23.81       $23.63        $26.38
Second quarter      12.44           19.75        24.31         26.50
Third quarter       12.50           17.50        24.00         28.38
Fourth quarter      12.50           18.38        18.88         24.75
---------------------------------------------------------------------

As of December 31, 1999, there were 1,201 holders of record of the common stock. There have been no sales of securities by the Company during the period covered by this report that were not registered under the Securities Act of 1933.


ITEM 6.  SELECTED FINANCIAL DATA

                                                               YEAR ENDED
                              ------------------------------------------------------------------------------
IN THOUSANDS,                   OCTOBER 31,      OCTOBER 31,    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
EXCEPT PER SHARE AMOUNTS              1999          1998(A)          1997(C)         1996          1995
------------------------------------------------------------------------------------------------------------
Net sales                         $443,797        $454,930       $331,465        $315,925       $311,398

Net income                          11,901(b)       12,844(b)      15,418(b)       13,833         11,070

Earnings per share-diluted            1.17(b)         1.24(b)        1.48(b)         1.32           1.02

Total assets                       362,062         362,465         259,182        153,254        138,127

Long-term debt                     134,036         130,128         57,152          13,145         19,182
--------------------------------------------- ------------- -------------- --------------------------------

(a) REFLECTS THE ACQUISITION OF THE MCWHORTER TECHNOLOGIES EUROPE JOINT VENTURE AND ACCURATE SINCE THE DATES OF ACQUISITION. REFER TO NOTE 2 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
(b)  REFER TO NOTE 14 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
(c) REFLECTS THE ACQUISITION OF SYNTECH S.P.A. SINCE THE DATE OF ACQUISITION. REFER TO NOTE 2 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of McWhorter Technologies, Inc. (the Company or McWhorter). The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All references to years are to fiscal years ended October 31 unless otherwise stated. Unless otherwise stated, per share information is on a diluted basis. References to nonrecurring items or charges relate to those items or charges discussed in Note 14 of the Notes to Consolidated Financial Statements.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires disclosure of segment information using a management approach. Based on this approach, the Company has determined it has two reportable segments: Coating Resins and Colorants and Composite Polymers. The Coating Resins and Colorants segment includes the Company's liquid coating resins, powder coating resins, and colorants product lines. Refer to Note 13 of the Notes to Consolidated Financial Statements.

         OVERVIEW AND OUTLOOK In 1998 and 1997, the Company completed several strategic acquisitions aimed at globalizing its business and broadening its product offerings to its coatings customers. The acquisition of Syntech S.p.A. and its affiliated entities and subsidiaries (Syntech) in August 1997 and the buy-out of the interests of its European joint venture partners in January 1998 provided the Company with a strong presence in Europe and an excellent base for further expansion. The acquisition of Accurate Coatings and Dispersions, Inc. (Accurate), a manufacturer of colorants, in April 1998 complemented the Company's coating resins product lines. All these acquisitions were accounted for under the purchase method and their results have been included in the consolidated results of the Company from the respective dates of acquisition. Refer to Note 2 of the Notes to Consolidated Financial Statements. In 1999, the Company continued the integration of these strategic acquisitions. Management expects the acquired entities to have improved performance in 2000.

         In July 1999, the Company sold its interest in the Chinese joint venture which was acquired as part of the Syntech acquisition. Other expense, net in 1999 included a pretax charge of approximately $1,000,000, or $.06 per share after taxes, primarily related to this transaction.

         During 1999, the Company started the implementation of resourcing plans to ultimately achieve lower manufacturing costs. Costs associated with the resourcing plan for powder coating resins and the previously announced Chicago Heights, Illinois facility closure (1998 pretax nonrecurring charges associated with this closure were $4,650,000) were greater than anticipated, negatively impacting 1999 margins. The Chicago Heights closure and the powder coating resins resourcing plan are expected to be completed by the end of June 2000 and the end of 2000, respectively.

         Despite unsatisfactory financial results in 1999, management is optimistic about the Company's financial results in 2000 and beyond. The Company experienced 5 percent volume growth in the fourth quarter of 1999 versus 1998, led by the Composite Polymers segment and colorants product line. Improving economic conditions in Europe also had a favorable impact on the Company's sales volumes. In the coating resins product line, sales of new product technologies grew to 18 percent of 1999 sales. Management expects this momentum to continue into 2000. Raw material cost pressures are expected to continue into the early part of calendar 2000. Margin decreases that the Company has been experiencing due to increasing raw material costs since July 1999 are expected to improve as selling price increases take effect. The resourcing actions discussed above are expected to generate approximately $3,000,000 of savings in 2001. The Company also started initiatives to improve overall manufacturing and inventory costs which are expected to achieve savings of approximately $2,000,000 in 2001.

         RESULTS OF OPERATIONS 1999 VS. 1998 Consolidated net sales for 1999 were $443,797,000 compared to $454,930,000 in 1998, a decrease of 2 percent. Lower volumes for the year, mainly from softness in the European businesses, and lower prices driven by lower raw material costs in the first half of the year negatively impacted sales comparisons.

         Consolidated gross margins decreased to 16.3 percent in 1999 and 1998. Excluding the nonrecurring item in 1998, consolidated margins decreased to 16.3 percent in 1999 from 16.4 percent in 1998. Higher manufacturing costs in our North American plants were offset by raw material declines. Margins in the second half of 1999 were unfavorably impacted by increasing raw material costs. Selling price increases have been announced or planned for each of the Company's product lines but are lagging raw material increases.

         Net sales for the Coating Resins and Colorants segment were $356,784,000 in 1999 versus $375,767,000 in 1998, a decrease of 5 percent. The pass through of lower raw material prices, very soft volumes in the first half in the North American liquid coating resins and colorants product lines, and difficult economic conditions in Europe were partially offset by the inclusion of Accurate for twelve months in 1999 versus seven months in 1998.

         Operating margin for the Coating Resins and Colorants segment was 6.4 percent in 1999 versus 7.5 percent in 1998. The 1998 operating margin excluding the nonrecurring item was 7.6 percent. Higher manufacturing costs, underabsorption due to lower than expected volumes, and full-year amortization of Accurate intangibles offset by favorable sales mix and lower raw material prices resulted in lower margins in 1999. The higher manufacturing costs were related to the implementation of resourcing plans for powder coating resins and the Chicago Heights facility shutdown and scale-up of new products.

         Net sales for the Composite Polymers segment were $87,013,000 in 1999 versus $79,163,000 in 1998, an increase of 10 percent. The impact of improved volumes from new business and growth with existing customers was partially offset by the pass through of lower raw material prices.

         Operating margin for the Composite Polymers segment was 17.3 percent in 1999 versus 17.7 percent in 1998. Increased manufacturing costs and research and selling costs resulted in the decrease. The increase in research and selling costs represents the building of necessary infrastructure to meet future business growth.

         Net Corporate expenses and other decreased to $9,574,000 in 1999 from $16,482,000 in 1998. Excluding nonrecurring items, net corporate expenses and other increased to $8,574,000 in 1999 from $8,284,000 in 1998. Higher legal expenses for an arbitration case adjudicated in the Company's favor and higher information technology expenses were offset by the incentive compensation accrual reversal discussed in Note 11 of the Notes to Consolidated Financial Statements.

         Net interest expense was $7,810,000 in 1999 compared to $7,737,000 in 1998. This increase is due to debt borrowed to fund the Accurate acquisition offset by lower interest rates in 1999.

         The effective tax rate was 41.9 percent in 1999 and 28.4 percent in 1998. The 1998 tax rate was affected by an adjustment that reduced income tax expense as discussed in Note 8 of the Notes to Consolidated Financial Statements. Excluding this adjustment, the 1998 tax rate was 41.3 percent. The 1999 effective tax rate increased as a result of the mix of foreign and domestic earnings.

         Net income for 1999 was $12,491,000, or $1.23 per share compared to $15,752,000, or $1.52 per share in 1998, excluding the net after-tax charges associated with nonrecurring items. Including nonrecurring items, net income for 1999 was $11,901,000, or $1.17 per share compared to $12,844,000, or $1.24 per share in 1998.

         RESULTS OF OPERATIONS 1998 VS. 1997 Consolidated net sales for 1998 were $454,930,000 compared to $331,465,000 in 1997, an increase of 37 percent. Acquisitions accounted for the entire increase.

         Consolidated gross margins were 16.3 percent in 1998 and 1997. Excluding the nonrecurring item in 1998, consolidated gross margins increased to
16.4 percent in 1998 from 16.3 percent in 1997. Margins in 1998 were favorably impacted by sales mix, internal process improvements, and raw material cost decreases. This was offset by absorption issues in the Company's liquid coating resins product line resulting from lower than anticipated volumes.

         Net sales for the Coating Resins and Colorants segment were $375,767,000 in 1998 versus $259,035,000 in 1997, an increase of 45 percent. The increase was primarily due to our acquired businesses and volume increases in powder coating resins which were partially offset by volume decreases in liquid coating resins.

         Operating margin for the Coating Resins and Colorants segment was 7.5 percent in 1998 versus 9.5 percent in 1997. The 1998 operating margin excluding the nonrecurring item was 7.6 percent. Lower operating margins in the acquired businesses primarily due to amortization of intangibles and underabsorption in the liquid coating resins product line were offset by sales mix, raw material price decreases, and internal process improvements resulting in the decrease in margins in 1998. Operating profit in 1998 included the European acquisitions for the full year and Accurate since April.

         Net sales for the Composite Polymers segment were $79,163,000 in 1998 versus $72,430,000 in 1997, an increase of 9 percent. The impact of improved volumes was partially offset by the pass through of lower raw material prices. Operating margin for the Composite Polymers segment was 17.7 percent in 1998 versus 15.3 percent in 1997. The increase was due to higher value added margins, higher volumes, lower manufacturing costs, and sales mix.

         Net Corporate expenses and other increased to $16,482,000 in 1998 from $8,665,000 in 1997. Excluding nonrecurring items, net Corporate expenses and other increased to $8,284,000 in 1998 from $7,854,000 in 1997. The increase was primarily due to our acquired businesses partially offset by decreases in LIFO related reserves as a result of lower raw material costs.

         Net interest expense was $7,737,000 in 1998 compared to $2,166,000 in 1997. This comparison reflected higher debt levels due to the acquisitions.

         The effective tax rate was 28.4 percent in 1998 and 38.3 percent in 1997. The tax rates in both years were affected by adjustments that reduced tax expense as discussed in Note 8 of the Notes to Consolidated Financial Statements. Excluding these adjustments, the 1998 and 1997 tax rates were 41.3 percent and 40.7 percent, respectively. The 1998 rate was higher as a result of the nondeductibility of goodwill amortization related to the Syntech acquisition and foreign tax rate differential.

         Net income in 1998 was $15,752,000, or $1.52 per share, excluding net after-tax charges associated with nonrecurring items. This represents a 3 percent increase in earnings per share over net income of $15,418,000, or $1.48 per share, for 1997. Including the nonrecurring items, net income for 1998 was $12,844,000, or $1.24 per share.

         FINANCIAL CONDITION At October 31, 1999, the Company's net working capital was $55,037,000 and the current ratio was 1.6. At October 31, 1998, the Company's net working capital was $45,170,000 and the current ratio was 1.5. Cash provided by operations was $32,331,000 in 1999 compared to $23,696,000 in 1998. The cash flow improvement in 1999 was primarily from a lower year over year increase in net working capital.

         Investing activities used cash of $24,279,000 in 1999 versus $82,320,000 in 1998. The decrease was a result of the 1998 acquisitions. Capital expenditures increased to $26,315,000 in 1999 from $25,663,000 in 1998. The 1999 capital expenditures were primarily for implementation of an Enterprise Resource Planning (ERP) package, productivity improvements, and capacity expansion. Capital expenditures for 1998 were primarily for the construction of the new research and development facility, powder capacity expansion, the implementation of the ERP package, and productivity improvements. Capital spending for 2000 is expected to be approximately $20,000,000, primarily for capacity expansion for colorants, composite polymers, and solution acrylics, the ERP project, and a pilot facility.

         Financing activities used cash of $8,486,000 in 1999 compared to cash provided of $58,794,000 in 1998. The change was primarily attributed to borrowings in the first and second quarter of 1998 to fund acquisitions. Debt as a percentage of invested capital decreased to 57.5 percent at October 31, 1999 from 59.3 percent at October 31, 1998. Total debt decreased to $150,585,000 at October 31, 1999 from $156,602,000 at October 31, 1998.

         The Company has a $150,000,000 unsecured revolving credit facility that terminates on July 30, 2002. At October 31, 1999, $21,434,000 was available under this facility. The Company's European subsidiaries, primarily the Italian subsidiary, have short-term lines of credit that are cancellable at any time in the amount of $23,278,000, of which $12,693,000 was available for future use at October 31, 1999. These credit facilities and internally generated funds are expected to be adequate to finance McWhorter capital expenditures and other operating requirements. Refer to Note 6 of the Notes to Consolidated Financial Statements for discussion of the Company's debt.

         The Company repurchased 302,700 shares at a cost of $4,376,000 in 1999. Under a resolution adopted by the Board of Directors in May 1999, the Company is authorized to repurchase 500,000 shares of its common stock. Under this resolution, which expires in May 2000, repurchases of 32,000 shares of common stock have been made as of October 31, 1999.

         Refer to Note 9 of the Notes to Consolidated Financial Statements for discussion of environmental liabilities. Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.

         YEAR 2000 During 1999, the Company continued its program to prepare its information technology (IT) and non-information technology (non-IT) systems for year 2000 compliance. The year 2000 issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000. The Company did not experience any significant issues as a result of the millennium change. The Company does not anticipate any continued business impact related to this issue. The costs related to testing and modifying existing systems for year 2000 compliance were approximately $668,000. Approximately $618,000 of the total compliance costs were capital expenditures.

         EURO CURRENCY CONVERSION On January 1, 1999, eleven of the fifteen members of the European Union adopted a new European currency unit (the Euro) as their common legal currency. The participating countries' national currencies will remain legal tender as denominations of the Euro from January 1, 1999 through January 1, 2002, and the exchange rates between the Euro and such national currency units will be fixed. The Company has assessed the potential impact of the Euro currency conversion on its operating results and financial condition and it is not expected to be material. The Company intends to convert its European operations to the Euro currency basis over the next two years.

         CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT Management's discussion and analysis of McWhorter's operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, expenditures, costs, cost reductions or savings, cash flow, operating improvements, and year 2000 compliance, and are indicated by words such as "optimistic", "anticipates", "believes", "plans", "estimates", "expects", "intends", and similar words and phrases. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from expected results, including but not limited to the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on the Company's order rates and product sale prices; McWhorter's ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of McWhorter's capacity and the effect of capacity utilization on McWhorter's costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; year 2000 compliance; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates, foreign exchange rates, and commodity prices.

         Interest rate market risk is principally limited to the $135,100,000 in long-term debt of the Company outstanding at October 31, 1999. Approximately $85,100,000 of the debt is priced at interest rates that float with the market. At this borrowing level, a 100 basis point (1 percent) increase in interest rates from October 31, 1999 rates would have a negative impact of approximately $850,000 on pretax earnings and cash flows. At October 31, 1999, approximately $50,000,000 of debt was covered by interest rate swaps. The swaps are variable to fixed terminating in November and December of 2003. At October 31, 1999, the variable rates ranged from 5.4 percent to 5.5 percent and the fixed rates ranged from 5.1 percent to 5.2 percent. The Company does not use derivative financial instruments for trading purposes.

         The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. As a result, foreign currency exposures arising from transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the Euro, British pound, and Swedish krona. The carrying value of the Company's foreign net assets would be negatively impacted by $5,973,000 as a result of a 10 percent adverse change in foreign currency exchange rates from October 31, 1999 levels.

         The Company is a purchaser of certain commodity products which are procured at market prices established with the vendor at the time of purchase. The Company does not use significant levels of commodity financial instruments to hedge commodity prices due to a high correlation between the commodity cost and the ultimate selling price of the Company's products.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    PAGE
                                                                                        ----
Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . . .        17

Consolidated Statements of Income for the Years Ended October 31, 1999,
     1998, and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
     October 31, 1999, 1998, and 1997 . . . . . . . . . . . . . . . . . . . . . .        19


Consolidated Balance Sheets as of October 31, 1999 and 1998 . . . . . . . . . . .        20

Consolidated Statements of Cash Flows for the Years Ended October 31, 1999,
     1998, and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .        22

REPORT OF INDEPENDENT AUDITORS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF MCWHORTER TECHNOLOGIES, INC.:

     We have audited the accompanying consolidated balance sheets of McWhorter Technologies, Inc. and subsidiaries, as of October 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McWhorter Technologies, Inc. and subsidiaries, at October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.




ERNST & YOUNG LLP
Chicago, Illinois
November 17, 1999


                                            MCWHORTER TECHNOLOGIES, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                                       YEAR ENDED OCTOBER 31,
--------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                        1999               1998                1997
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                                 $443,797           $454,930            $331,465
Costs and expenses:
  Cost of sales (Note 14)                                                  371,284            380,971             277,372
  Research                                                                  12,055             10,818               8,384
  Selling, general and administrative                                       31,138             30,063              17,637
  Other expense, net (Note 14)                                               1,019              7,395                 923
                                                                    ------------------------------------------------------
Income from operations
                                                                            28,301             25,683              27,149
Interest expense, net                                                        7,810              7,737               2,166
                                                                    ------------------------------------------------------
Income before income taxes                                                  20,491             17,946              24,983
Income tax expense (Note 8)                                                  8,590              5,102               9,565
                                                                    ------------------------------------------------------
Net income                                                                $ 11,901           $ 12,844            $ 15,418
                                                                    ------------------------------------------------------
                                                                    ------------------------------------------------------
Earnings per share - basic                                                $   1.18           $   1.25            $   1.50
                                                                    ------------------------------------------------------
                                                                    ------------------------------------------------------
Earnings per share - diluted                                              $   1.17           $   1.24            $   1.48
                                                                    ------------------------------------------------------
                                                                    ------------------------------------------------------

                             See Notes to Consolidated Financial Statements

                                MCWHORTER TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                        Common Stock      Additional           Accumulated Other                        Total
                                     ------------------    Paid-In   Retained    Comprehensive    Treasury           Shareholders'
                                     Shares      Amount    Capital   Earnings     Income(Loss)     Stock     Other      Equity
-------------------------------     ----------  -------   ---------- --------  -----------------  --------  -------- ------------
Balance at October 31, 1996         10,465,940  $   110   $  10,803  $ 77,562      $   (74)       $ (7,214) $(1,463) $  79,724

  Net income                                                           15,418                                           15,418
  Currency translation
          adjustments                                                                 (866)                               (866)
                                                                                                                     ---------
  Comprehensive income                                                                                                  14,552
  Issuance of common stock for
     restricted stock awards             8,993                   69                                    131     (170)        30
  Exercise of stock options              3,376                   (5)                                    50                  45
  Purchase of treasury stock          (125,222)                                                     (2,683)             (2,683)
                                    ----------  -------   ---------  --------  -----------------  --------  -------  ---------
  Balance at October 31, 1997       10,353,087  $   110   $  10,867  $ 92,980      $  (940)       $ (9,716) $(1,633) $  91,668

     Net income                                                        12,844                                           12,844
     Currency translation
             adjustments                                                             3,321                               3,321
                                                                                                                     ---------
     Comprehensive income                                                                                               16,165
     Issuance of common stock for
       restricted stock awards           6,300                   55                                    100      (94)        61
     Deferred compensation
       stock plan                      (13,444)                                                       (322)     396         74
     Exercise of stock options           8,753                    9                                    139                 148
     Purchase of treasury stock        (33,600)                                                       (672)               (672)
                                    ----------  -------   ---------  --------  -----------------  --------  -------  ---------
  Balance at October 31, 1998       10,321,096  $   110   $  10,931  $105,824      $ 2,381        $(10,471) $(1,331) $ 107,444

     Net income                                                        11,901                                           11,901
     Currency translation
             adjustments                                                           (4,669)                             (4,669)
                                                                                                                     ---------
     Comprehensive income                                                                                                7,232
     Issuance of common stock for
       restricted stock awards          31,382                  179                                    504                 683
     Forfeitures of restricted
       stock awards                   (105,647)      (1)     (1,462)                                  (264)   1,727
     Deferred compensation
        stock plan                         148                   13                                    (17)      66         62
     Exercise of stock options           1,906                   87                                     31                 118
     Purchase of treasury stock       (302,700)                                                     (4,376)             (4,376)
                                    ----------  -------   ---------  --------  -----------------  --------  -------  ---------
Balance at October 31, 1999          9,946,185  $   109   $   9,748  $117,725      $(2,288)       $(14,593) $   462  $ 111,163
                                    ----------  -------   ---------  --------  -----------------  --------  -------  ---------
                                    ----------  -------   ---------  --------  -----------------  --------  -------  ---------


                                           MCWHORTER TECHNOLOGIES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                                                 OCTOBER 31,
                                                                       --------------------------------
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS                           1999                 1998
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash                                                                 $   3,665           $   4,099
  Accounts receivable less allowances for doubtful
    accounts of $1,676 in 1999 and $1,909 in 1998                         82,174              82,765
  Inventories (Note 3)                                                    42,243              40,207
  Other current assets                                                    12,404              12,193
                                                                       -------------------------------
                                                                         140,486             139,264
Property, plant and equipment (Note 4)                                   220,307             198,900
Less accumulated depreciation                                             73,184              58,384
                                                                       -------------------------------
  Net property, plant and equipment                                      147,123             140,516
Intangibles, net (Notes 2 and 5)                                          71,176              76,117
Other assets                                                               3,277               6,568
                                                                       -------------------------------
                                                                       $ 362,062           $ 362,465
                                                                       -------------------------------
                                                                       -------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt (Note 6)                                             $  16,549           $  26,474
  Trade accounts payable                                                  54,052              49,808
  Accrued liabilities (Notes 5 and 9)                                     14,848              17,812
                                                                       -------------------------------
                                                                          85,449              94,094
Long-term debt, less current portion (Note 6)                            134,036             130,128
Deferred income taxes (Note 8)                                            25,130              23,695
Accrued environmental liabilities (Note 9)                                 1,425               1,566
Other liabilities                                                          4,859               5,538

Shareholders' equity
  Common stock (par value $.01 per share; authorized
     30,000,000 shares; issued 10,871,193
     shares in 1999 and 10,965,547 shares in 1998)                           109                 110
  Additional paid-in capital
                                                                           9,748              10,931
  Retained earnings                                                      117,725             105,824
  Accumulated other comprehensive income (loss)                           (2,288)              2,381
  Treasury stock, at cost (925,008 shares in 1999 and 644,451
    shares in 1998)                                                      (14,593)            (10,471)
  Other (Note 10)                                                            462              (1,331)
                                                                       -------------------------------
                                                                         111,163             107,444
                                                                       -------------------------------
                                                                       $ 362,062           $ 362,465
                                                                       -------------------------------
                                                                       -------------------------------

                               See Notes to Consolidated Financial Statements

                          MCWHORTER TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED OCTOBER 31,
                                                              -----------------------------------------
                                                                  1999            1998          1997
                                                              -----------------------------------------
IN THOUSANDS

OPERATING ACTIVITIES
Net income                                                      $ 11,901        $ 12,844       $ 15,418
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                   18,227          16,404         10,353
  Deferred income taxes                                            1,828          (2,846)           711
  Provision for plant closure and joint venture losses             1,000           7,267
  Other, net                                                       1,191             607            906

  Changes in working capital:
     Accounts receivable                                          (2,238)         (2,650)         8,674
     Inventories                                                  (2,878)         (3,537)        (2,218)
     Trade accounts payable and accrued liabilities                4,043          (3,340)        (5,364)
     Other current assets                                           (743)         (1,053)          (897)
                                                             --------------------------------------------
Net cash provided by operating activities                         32,331          23,696         27,583
                                                             --------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                             (26,315)        (25,663)       (11,203)
Acquisition spending, net of cash acquired                                       (55,231)       (48,318)
Investment in joint ventures                                                      (1,194)        (2,915)
Sale of interest in joint venture                                  2,000
Other, net                                                            36            (232)            34
                                                             --------------------------------------------
Net cash used by investing activities                            (24,279)        (82,320)       (62,402)
                                                             --------------------------------------------

FINANCING ACTIVITIES
Increase (decrease) in debt, net                                  (4,228)         59,318         40,326
Purchase of treasury stock                                        (4,376)           (672)        (2,683)
Other, net                                                           118             148             45
                                                             --------------------------------------------
Net cash provided (used) by financing activities                  (8,486)         58,794         37,688
                                                             --------------------------------------------
Increase (decrease) in cash                                         (434)            170          2,869
Cash at beginning of period                                        4,099           3,929          1,060
                                                             --------------------------------------------
Cash at end of period                                           $  3,665        $  4,099       $  3,929
                                                             --------------------------------------------
                                                             --------------------------------------------

                          MCWHORTER TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the parent company and its subsidiaries. Investments in 50 percent or less owned companies and joint ventures are carried on the equity basis with the Company's share of earnings reflected as a component of other expense, net. All significant intercompany accounts and transactions are eliminated in consolidation.

USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES Inventories are stated at the lower of cost or market. At October 31, 1999 and 1998 costs were recorded on the last-in, first-out (LIFO) method for approximately 65 percent and 63 percent of the inventories, respectively. Inventory costs not stated on the LIFO method are stated on the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are recorded at cost. Depreciation is based upon estimated useful lives of 10 to 40 years for buildings and 3 to 15 years for machinery and equipment, using the straight-line method.

INTANGIBLE ASSETS Intangible assets are amortized using the straight-line method over the estimated useful lives; 40 years for goodwill and 15 years for other intangible assets. Goodwill represents the cost in excess of the fair value of net assets acquired in purchase transactions.

STOCK-BASED COMPENSATION The Company accounts for stock-based compensation plans under the provisions of Accounting Principles Board Opinion (APB) No. 25. Refer to Note 11 for disclosures required by Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation".

EARNINGS PER SHARE Basic earnings per share reflect reported net income divided by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effect of stock equivalents outstanding during the year. Stock equivalents consist primarily of stock options and are included in the calculation of weighted average shares outstanding using the treasury stock method. Basic weighted average shares reconciled to diluted weighted average shares as follows:


IN THOUSANDS                                     1999        1998        1997
                                             -----------------------------------
Basic weighted average shares                    10,120      10,241      10,300
Stock equivalents                                    47         148          92
                                             -----------------------------------
Diluted weighted average shares                  10,167      10,388      10,392
                                             -----------------------------------
                                             -----------------------------------

Options to purchase 334,585 shares of common stock at a weighted average option price of $16.64 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

TRANSLATION OF FOREIGN CURRENCIES Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at the balance sheet date while the income and expenses are translated at the average exchange rates prevailing during the year. The related translation adjustments are classified as accumulated other comprehensive income (loss) within the shareholders' equity. Gains and losses resulting from foreign currency transactions denominated in a currency other than the entity's functional currency are included in net income.

COMPREHENSIVE INCOME The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1999. SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income and currency translation adjustments, in the Consolidated Statement of Changes in Shareholders' Equity. Prior years have been restated to conform with the SFAS No. 130 requirements.

SEGMENT DISCLOSURES The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1999. SFAS No. 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but did affect the disclosure of segment information. Refer to Note 13 of Notes to Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000.

   SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other accumulated comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not expect a material adverse impact on its results of operations or financial condition as a result of the adoption of this pronouncement.

NOTE 2 - ACQUISITIONS

In April 1998, the Company completed the acquisition of substantially all of the assets of Accurate for approximately $39,400,000 in cash and the assumption of $6,500,000 of debt. Accurate, located in South Holland, Illinois, manufactures and distributes dispersed pigments for the coatings industry. The excess of the purchase price over the net book value of the assets was approximately $35,000,000, the largest component of which was allocated to goodwill. In the first quarter of 1998, the Company purchased the equity interests of its joint venture partners in McWhorter Technologies Europe for approximately $8,200,000 in cash, which approximated the net book value of the identifiable assets. As a result, the Company increased its equity interest in McWhorter Technologies Europe from 33.3 percent to 100 percent. Both acquisitions were accounted for using the purchase method and the results of the acquired companies have been included in the consolidated results of the Company from the dates of acquisition. The pro forma operating results including the acquired companies would not have been significantly different from the consolidated results of the Company.

   In August 1997, the Company completed the acquisition of Syntech for $48,300,000 in cash and approximately $17,100,000 of assumed debt. Syntech is an Italian based resin company with two production facilities in Italy. The acquisition was accounted for using the purchase method. The excess of purchase price over the net book value of identifiable assets was approximately $30,800,000, the largest component of which was allocated to goodwill. Syntech results since the date of acquisition are included in the consolidated results of the Company. The unaudited proforma 1997 net sales, net income, and earnings per share were $407,495,000, $14,207,000, and $1.37, respectively. The unaudited pro forma results for 1997 reflect the purchase price accounting adjustments assuming the Syntech acquisition occurred at the beginning of the year.

NOTE 3 - INVENTORIES

The major classes of inventories as of October 31 were:


     IN THOUSANDS                                                1999               1998
     --------------------------------------------------------------------------------------
     Manufactured products                                      $26,057            $26,339
     Raw materials, supplies, and work-in-process                16,186             13,868
                                                        -----------------------------------
                                                                $42,243            $40,207
                                                        -----------------------------------
                                                        -----------------------------------

Inventories stated at cost as determined by the LIFO method were approximately $333,000 higher and $905,000 lower at October 31, 1999 and 1998, respectively, than such costs determined under the FIFO method. Compared to the FIFO method, the LIFO method increased (decreased) pretax income by $1,238,000, $1,371,000, and $(125,000) in 1999, 1998, and 1997, respectively, due to decreased (increased) raw material costs. The related impact on earnings per share after taxes was $.07, $.08, and $(.01) in 1999, 1998, and 1997, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment classifications as of October 31 were:


IN THOUSANDS
                                                   1999              1998
                                                ----------------------------
                                                ----------------------------
Land                                             $ 10,285          $ 11,084
Buildings                                          39,117            39,396
Machinery and equipment                           151,005           133,716
Construction in progress                           19,900            14,704
                                                ----------------------------
                                                  220,307           198,900
Less accumulated depreciation                      73,184            58,384
                                                ----------------------------
Net property, plant and equipment                $147,123          $140,516
                                                ----------------------------
                                                ----------------------------

Depreciation expense for 1999, 1998, and 1997 was $15,463,000, $13,993,000, and
$9,962,000, respectively.

NOTE 5 - OTHER BALANCE SHEET COMPONENTS

The components of certain other balance sheet accounts as of October 31 were:


IN THOUSANDS                                       1999                 1998
                                                -------------------------------
                                                -------------------------------
INTANGIBLES
Goodwill                                         $ 61,085             $ 62,885
Other                                              16,328               16,536
                                                -------------------------------
                                                   77,413               79,421
Less accumulated amortization                       6,237                3,304
                                                -------------------------------
Intangibles, net
                                                  $71,176              $76,117
                                                -------------------------------
                                                -------------------------------


IN THOUSANDS                                         1999                1998
                                                -------------------------------
                                                -------------------------------
ACCRUED LIABILITIES
Employee compensation                              $4,799               $5,002
Environmental liabilities                           1,422                1,854
Other                                               8,627               10,956
                                                -------------------------------
Accrued liabilities                               $14,848              $17,812
                                                -------------------------------
                                                -------------------------------

NOTE 6 - DEBT

Long-term debt as of October 31 consisted of the following:


IN THOUSANDS                                                1999               1998
                                                          ----------------------------
                                                          ----------------------------
Revolving credit borrowings                               $128,566          $123,347
Variable rate note payable due semiannually
      with final payment due in 2001                         5,293             5,605

Variable rate mortgage loans due semiannually
      through March 2005                                     1,058             1,555
Capital lease obligation (Note 7)                                                498
Other                                                          183               286
                                                          ----------------------------
                                                           135,100           131,291
Less current maturities                                      1,064             1,163
                                                          ----------------------------
Long-term debt                                            $134,036          $130,128
                                                          ----------------------------
                                                          ----------------------------

The Company has $150,000,000 available under a revolving credit agreement which expires on July 30, 2002. The Company can borrow funds on an unsecured basis at interest rates determined at the time of borrowing. The interest rates are based on London Interbank Offered Rates plus an applicable margin, including a facility fee, of up to .875 percent or other alternative rates. At October 31, 1999, borrowings totaling $128,566,000 were outstanding at a weighted average interest rate of 5.59 percent, all of which were classified with long-term debt as they are supported by the long-term credit facility and will continue to be refinanced beyond October 31, 2000. The weighted average interest rate at October 31, 1999 for the variable rate notes payable and variable rate mortgage loans were 3.35 percent and 4.30 percent, respectively. The mortgage loans are guaranteed by mortgages on certain property and equipment.

         In November 1998, the Company entered into two interest rate swap agreements that effectively convert $50,000,000 of variable-rate revolving credit borrowings into fixed-rate borrowings at rates ranging from 5.07 percent to 5.20 percent. These swap agreements expire in November and December 2003. The fair value of these swap agreements was not recognized in the financial statements. The differential between the fixed and variable rate amounts related to these agreements was accrued as an adjustment to interest expense. The fair value of these agreements at October 31, 1999 was approximately $2,400,000.

         Maturities of long-term debt, excluding revolving credit borrowings, are $1,064,000 in 2000, $4,996,000 in 2001, $218,000 in 2002, $104,000 in 2003,
$103,000 in 2004, and $49,000 thereafter.

         The Company had $4,900,000 outstanding at October 31, 1999 under an overnight credit facility with a weighted average interest rate of 6.03 percent in 1999 versus 5.93 percent in 1998. The Company's European subsidiaries, principally its Italian subsidiary, have $10,585,000 outstanding at October 31, 1999 on cancellable short-term lines of credit at a weighted average interest rate of 3.0 percent versus 4.9 percent in 1998.

         Interest paid during 1999, 1998, and 1997 was $7,915,000, $6,950,000, and $2,146,000, respectively. At October 31, 1999, the Company had outstanding letters of credit of $5,655,000. The carrying value of the Company's debt approximates fair value at October 31, 1999.

NOTE 7 - LEASES

At October 31, 1999, certain property and equipment were leased by the Company under operating leases. Rental expenses for such leases totaled $745,000 in 1999, $492,000 in 1998, and $427,000 in 1997. Future minimum lease commitments as of October 31, 1999 for all noncancellable operating leases were $476,000 for 2000, $304,000 for 2001, $123,000 for 2002, $69,000 for 2003, $69,000 for 2004,
and $6,000 thereafter. At October 31, 1998, land, building, and equipment, net of accumulated depreciation included $4,429,000 for assets recorded under a capitalized lease. The related obligation for this lease was included in short-term debt and totaled $498,000 in 1998. In 1999, the Company exercised the bargain purchase option on this lease. In 1998 and 1997, amortization of these leased assets was included in depreciation and in accumulated depreciation.

NOTE 8 - INCOME TAXES

The components of the provision for income taxes for the years ended October 31 were:


IN THOUSANDS
                                                  1999         1998       1997
                                         ---------------------------------------
Current:
     Federal                                    $3,671       $5,399      $7,035
     State                                         937        1,175       1,523
     Foreign                                     2,154        1,374         296
                                         ---------------------------------------
Total current income taxes                       6,762        7,948       8,854
Deferred income taxes                            1,828       (2,846)        711
                                         ---------------------------------------
Total income taxes                              $8,590       $5,102      $9,565
                                         ---------------------------------------
                                         ---------------------------------------

Income taxes paid during 1999, 1998, and 1997 were $7,459,000, $7,350,000, and
$8,416,000, respectively. Foreign operations accounted for 8.9 percent, 20.4 percent, and 2.4 percent of earnings before taxes in 1999, 1998, and 1997, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31 were:


IN THOUSANDS
                                                          1999            1998
                                                       ------------------------
Deferred tax assets:
     Employee compensation                              $1,269          $1,079
     Chicago Heights closure                             1,828           1,860
     Thailand capital loss carryover                       965             982
     Other                                               2,902           1,735
                                                       ------------------------
Total deferred tax assets                                6,964           5,656

Deferred tax liabilities:

      Tax over book depreciation and amortization       26,005          23,287
      Other                                              1,186           1,629
                                                       ------------------------
Total deferred tax liabilities                          27,191          24,916
                                                       ------------------------
Net deferred tax liability                             $20,227         $19,260
                                                       ------------------------
                                                       ------------------------

The principal items comprising the difference between income tax expense computed at the federal statutory rate and the actual provision for income taxes for the years ended October 31 were:


IN THOUSANDS                                                  1999         1998          1997
                                                            ----------------------------------
Statutory rate applied to pretax income (35%)               $7,172       $6,281        $8,744
Effect of:
     State income taxes (net of federal tax benefit)           688          531         1,078
     Foreign tax rate differential                             846          664           111
     Adjustment from income tax audit                                                   (591)
     Foreign tax law changes                                            (2,311)

     Other, net                                               (116)        (63)           223
                                                            ----------------------------------
                                                            $8,590       $5,102       $ 9,565
                                                            ----------------------------------
Effective tax rate                                            41.9%        28.4%         38.3%
                                                            ----------------------------------
                                                            ----------------------------------

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

         At October 31, 1999 the estimated amount of probable environmental liability of the Company is approximately $2,847,000. Cargill Incorporated has agreed to indemnify the Company, subject to certain limitations, for damages resulting from environmental matters relating to its former Resin Products Division that was acquired by the Company in 1994. Indemnification for environmental liabilities, subject to certain limitations, related to the Italian facilities is provided for under the escrow provisions of the Syntech acquisition agreement. As a result of the probable recoveries of $2,207,000 under the indemnification agreements above, the Company's net estimated environmental liability is approximately $640,000.

NOTE  10- RETIREMENT BENEFIT PROGRAMS

In February 1994, McWhorter adopted an Employee Stock Ownership Plan (ESOP) and an Employee Savings Plan (ESP). These primary retirement benefit programs are defined contribution plans covering the majority of the employees in the U.S. The total costs of the ESOP were $1,000,000, $1,158,000, and $1,557,000 in 1999,
1998, and 1997, respectively. The total costs of the ESP were $759,000, $575,000, and $568,000 in 1999, 1998, and 1997, respectively. Contributions are made to the ESOP at the rate of 4 percent of each participant's compensation and additional contributions can be made at the Company's discretion. Contributions to the ESP are based on a percentage of each employee's contributions to the plan.

         The Company sponsors defined benefit plans for certain hourly employees in the U.S. and for its employees at the European locations. The related pension costs and obligations are not material.

         The Company also has a nonqualified deferred compensation plan which permits key employees to defer certain portions of their compensation. Such compensation is fully vested at the time of the contribution. The Company can also make discretionary contributions to the plan which vest upon the completion of 5 years employment. There have been no such discretionary contributions as of October 31, 1999. Deferred compensation liability at the end of 1999 was $1,297,000 of which $462,000 is required to be settled by a fixed number of shares of the Company's common stock. The Company established an irrevocable rabbi trust in 1997 to fund this plan. The value of the assets, excluding shares of the Company's stock, in the trust at October 31, 1999 was $794,000. The shares of the Company's stock in the trust are classified as treasury stock and the associated liability of $462,000 is classified as other within the shareholders' equity.

        The Company accrues for its Italian employees' benefits in accordance with Italian statutes. Such benefits are based on length of service, employment category, and remuneration and are payable when an employee leaves the Company. The liability as of October 31, 1999 and 1998 of $2,147,000 and $2,307,000,
respectively, is the amount to which the employee is entitled for services rendered. Amounts charged to expense in 1999, 1998, and 1997 were $420,000, $363,000, and $52,000, respectively.

NOTE 11- STOCK PLANS

The Company's two stock incentive plans adopted in 1994 and 1996 provide for the granting of options and the issuance of restricted stock, deferred stock, and stock appreciation rights of up to 1,050,000 shares of common stock, of which 187,361 shares are available for future grants. Options issued to date under these plans have a term of ten years and become fully vested over a period of up to five years. Outstanding options at October 31, 1999 will expire over a period ending no later than August 25, 2009. A summary of stock option activity for the 1994 and 1996 Stock Incentive Plans follows:


                                                             NUMBER OF       AVERAGE OPTION
                                                              OPTIONS       PRICE PER SHARE
-------------------------------------------------------------------------------------------
Options outstanding at October 31, 1996                         446,385             $ 16.09
     Granted                                                    116,258               22.68
     Exercised                                                   (3,376)              13.09
     Cancelled                                                   (4,405)              18.18
                                                            -----------
Options outstanding at October 31, 1997                         554,862               17.47
     Granted                                                     92,158               25.33
     Exercised                                                   (8,753)              16.93
     Cancelled                                                  (23,429)              24.05
                                                            -----------
Options outstanding at October 31, 1998                         614,838               18.43
     Granted                                                    179,000               19.09
     Exercised                                                   (1,906)              16.51
     Cancelled                                                  (15,794)              18.09
                                                            -----------
Options outstanding at October 31, 1999                         776,138             $ 18.59
                                                            -----------
                                                            -----------
Options exercisable at
     October 31, 1999                                           443,309             $ 17.02
                                                            -----------
                                                            -----------
     October 31, 1998                                           349,656             $ 16.47
                                                            -----------
                                                            -----------
     October 31, 1997                                           265,157             $ 16.15
                                                            -----------
                                                            -----------

Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The impact on 1999, 1998, and 1997 net income and earnings per share under the fair value method required by SFAS No. 123 would have been immaterial based upon fair value at the date of grant for awards granted since 1996. The weighted average fair value for the 1999, 1998, and 1997 option grants was $6.39, $8.01, and $7.33, respectively. The fair value at the date of grant was determined using the Black-Scholes option pricing model with the following assumptions. In management's opinion, the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not provide a reliable single measure of the value of the employee stock options.


                                                               1999             1998         1997
                                                           ----------------------------------------
Assumptions:
Weighted average risk-free interest rate                       4.88%            5.67%        5.98%
Expected dividend yield                                           0%               0%           0%
Expected volatility                                            27.6%           21. 9%        21.6%
Weighted average expected life of
  options (in years)                                              5                5            5

The exercise price for the options outstanding as of October 31, 1999 ranged from $12.94 to $27.94 with a weighted average remaining contractual life of
6.5 years segregated as follows:


Range of exercise prices                                           $12.94-$18.61       $19.88-$27.94
----------------------------------------------------------------------------------------------------
Outstanding options:
     Number                                                              480,422             295,716
Weighted average remaining contractual life (in years)                      5.34                8.29
Weighted average exercise price                                    $       15.92              $22.93
Exercisable options:
     Number                                                              387,576              55,733
     Weighted average exercise price                               $       16.10              $23.39

Restricted stock performance awards were granted to key officers under the 1994 plan. These restricted stock awards would have vested if the Company had achieved certain financial goals over a five-year performance period ending October 31, 1999. The 105,647 shares granted under this plan from 1995 to 1998 were forfeited in 1999. Accordingly, $750,000 of accrued compensation as of October 31, 1998 was reversed in 1999.

         The Company also issued 31,382, 2,500, and 1,500, restricted and deferred shares in 1999, 1998, and 1997, respectively, with vesting periods of up to three years. Amounts charged to expense were $151,000 in 1999, $4,000 in 1998, and $30,000 in 1997.

         In 1996, the Company established the 1996 Non-employee Director Stock Option and Award Plan (the 1996 Directors' Plan). The 1996 Directors' Plan provides for the issuance of up to 50,000 shares of the Company's common stock of which 21,626 shares are available for future grants. Participation in the 1996 Directors' Plan is limited to members of the Board of Directors of the Company who are not salaried officers or employees of the Company or any of its direct or indirect subsidiaries. Deferred stock awards granted under this plan were 4,605, 3,884, and 3,814 in 1999, 1998, and 1997, respectively, and amounts charged to expense were $76,000, $93,000, and $93,000 in 1999, 1998, and 1997, respectively. In 1999 10,000 options were granted under this plan at an option price of $16.50. No compensation expense was recognized as the exercise price was equal to market price at the date of grant.

The options under this plan have a term of 10 years and fully vest and become exercisable six months after the grant date.

         Each outstanding common share includes a right to purchase one one-hundredth share of Series A Junior Preferred Participating Stock (Preferred Stock) under certain circumstances. Until exercisable, the rights are not separable from the underlying common shares. The rights only become exercisable if a person or group (an acquiring person) acquires, or makes an offer to acquire, 15 percent or more of the Company's common stock without the prior approval of the Company's Board of Directors. The exercise price of each right is $70. If someone becomes an acquiring person, the holder of each right (other than the acquiring person) will be entitled to purchase common stock of the Company having a value of twice the exercise price of the right. In addition, if the Company is acquired in a transaction in which the Company's common stock is exchanged for cash or securities or more than 50 percent of its consolidated assets or earnings power are sold, each holder (other than the acquiringperson) will have the right to purchase common stock of the acquiring company having a market value of twice the exercise price of the right. The rights may be redeemed by the Company at the price of $.01 per right at any time prior to anyone becoming an acquiring person. 150,000 shares of Preferred Stock are reserved for issuance upon the exercise of the rights. The Preferred Stock is nonredeemable, with a $100 liquidation preference and 100 votes per share, and is entitled to 100 times the per share dividends on the common stock.

NOTE 12- CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position.

NOTE 13- SEGMENTS AND RELATED INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1999 which changes the presentation of information regarding the Company's operating segments. Segment information for 1998 and 1997 is presented in conformance with the 1999 presentation.

         McWhorter Technologies is a global specialty chemical company that manufactures and sells a broad range of resins and dispersed pigments used in the coatings and reinforced fiberglass plastics industries. The Company has two reportable segments: Coating Resins and Colorants, and Composite Polymers. The Company's liquid coating resins, powder coating resins, and colorants product lines are aggregated in the Coating Resins and Colorants segment. The Coating Resins and Colorants segment manufactures and sells resins and dispersed pigments used in the industrial and consumer paints and coatings industry. The Composite Polymers segment manufactures and sells resins used in the reinforced fiberglass plastics industry. Both segments' products reach their markets through a combination of direct and distributor sales.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. In computing each segment's manufacturing costs, costs of shared production facilities are allocated to the segments based on budgeted utilization. Adjustments associated with stating inventories on a LIFO basis are not allocated to the segments. Certain corporate costs are allocated to the segments using systematic allocation methods consistently applied. Other income and expense, including interest cost, is not allocated to the segments. In computing each segment's total assets, shared assets or assets that are not specifically assigned to a segment are allocated based on annual utilization. There are no intercompany sales between the segments. The Company evaluates performance based on the operating income of the respective segments.

Segment information for the years ended October 31 was:


                                                            1999                       1998(a)                   1997(b)
                                                       ------------------------------------------------------------------
COATING RESINS AND COLORANTS
Net sales                                              $ 356,784                  $ 375,767                 $ 259,035
Operating income                                          22,809                     28,153(c)                 24,730
Identifiable assets                                      298,103                    308,866                   215,852
Capital expenditures                                      17,116                     21,562                     9,116
Depreciation and amortization                             15,558                     13,946                     8,233

COMPOSITE POLYMERS
Net sales                                              $  87,013                  $  79,163                 $  72,430
Operating income                                          15,066                     14,012                    11,084
Identifiable assets                                       29,899                     23,708                    25,304
Capital expenditures                                       2,459                      1,691                     1,813
Depreciation and amortization                              2,281                      2,006                     1,793

CORPORATE
Net expenses and other                                 $  (9,574)(c)              $ (16,482)(c)             $  (8,665)(c)
Identifiable assets                                       34,060                     29,891                    18,026
Capital expenditures                                       6,740                      2,410                       274
Depreciation and amortization                                388                        452                       327

CONSOLIDATED
Net sales                                              $ 443,797                  $ 454,930                 $ 331,465
Operating income                                          28,301                     25,683                    27,149
Identifiable assets                                      362,062                    362,465                   259,182
Capital expenditures                                      26,315                     25,663                    11,203
Depreciation and amortization                             18,227                     16,404                    10,353

The geographic net sales information is based on the country from which product was shipped. Financial information by geographic area for the years ended October 31 was:


                                                            1999                       1998(a)                  1997(b)
                                                       ------------------------------------------------------------------
NET SALES
United States                                          $ 344,762                  $ 336,920                $ 321,572
Italy                                                     64,987                     74,555                    9,893
Other countries                                           34,048                     43,455
                                                       ------------------------------------------------------------------
Consolidated                                           $ 443,797                  $ 454,930                $ 331,465
                                                       ------------------------------------------------------------------
                                                       ------------------------------------------------------------------
IDENTIFIABLE ASSETS
United States                                          $ 242,223                  $ 224,183                $ 167,441
Italy                                                     83,773                     94,693                   91,741
Other countries                                           36,066                     43,589
                                                       ------------------------------------------------------------------
Consolidated                                           $ 362,062                  $ 362,465                $ 259,182
                                                       ------------------------------------------------------------------
                                                       ------------------------------------------------------------------

(a) Reflects the acquisition of the McWhorter Technologies Europe joint venture and Accurate since the dates of acquisition.
(b)  Reflects the acquisition of Syntech since the date of acquisition. Refer to
     Note 2 of the Notes to Consolidated Financial Statements.
(c)  Refer to Note 14 of the Notes to Consolidated Financial Statements.

NOTE 14- NONRECURRING ITEMS

Third quarter 1999 other expense, net included a charge of $1,000,000, $.06 per share after taxes, primarily for the loss associated with the sale of the Company's interest in the Chinese joint venture. Fourth quarter 1998 other expense, net included charges of $4,650,000, $.27 per share after taxes, related to the planned closure of the Chicago Heights, Illinois facility, and $2,617,000, $.15 per share after taxes, related to the write-off of the investment in the McWhorter Thailand joint venture. Third quarter 1998 other expense, net included a charge of $931,000, $.05 per share after taxes, related to the relocation of the research and development facility from Minneapolis to Carpentersville. Second quarter 1998 cost of sales of the Coating Resins and Colorants segment included a charge of $500,000, $.03 per share after taxes, related to the one-time write-off of the excess of fair value over net book value associated with inventories acquired as part of the purchase of Accurate. 1997 other expense, net included second quarter charges of $811,000, $.05 per share after taxes, related to costs, primarily severance, for the research and development facility relocation and the write-off of a tax related receivable. As discussed in Note 8 of the Notes to Consolidated Financial Statements, the 1998 second quarter and the 1997 second quarter were impacted by a reduction in income tax expense of $2,311,000, $.22 per share, and $591,000, $.06 per share, respectively.

         The planned closure of the Chicago Heights facility is the result of an in-depth review of the Company's North American production capabilities as part of a continuing effort to improve efficiency. Production from the Chicago Heights facility is being transferred to the Company's other U.S. facilities. Approximately 36 employees are impacted by the closing. The 1998 charge for the Chicago Heights facility closing was composed of approximately $4,240,000 for the write-down of plant and equipment with a carrying value of $4,800,000 to their fair value and approximately $410,000 for severance and other exit costs. The write-down for the plant and equipment reflects impairment in their carrying value because the gross undiscounted future cash flows to be generated by the assets were less than the carrying value. The fair value of the plant and equipment was based on the estimated future cash flows to be generated by the facility. Approximately $140,000 of severance and other exit costs related to the termination of 3 employees were charged to the previously established reserves in 1999. The implementation of the closure of the Chicago Heights facility is anticipated to be completed at the end of June 2000.

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


IN THOUSANDS, EXCEPT PER SHARE AMOUNTS           NET SALES      GROSS PROFIT        NET INCOME        EPS BASIC      EPS DILUTED
-----------------------------------------    --------------- ----------------- ------------------ --------------- ----------------
Fiscal 1999 quarter ended:
     January 31                                   $  96,235     $ 14,669            $  1,208          $  .12          $ .12
     April 30                                       113,494       19,060               3,653             .36            .36
     July 31                                        117,857       21,379               5,023(b)          .50(b)         .50(b)
     October 31                                     116,211       17,405               2,017             .20            .20

Fiscal 1998 quarter ended:
     January 31(a)                                $  98,120     $ 12,989            $  1,209          $  .12          $ .12
     April 30 (a)                                   115,614       18,851(b)            6,360(b)          .62(b)         .61(b)
     July 31                                        125,770       21,869               4,852(b)          .47(b)         .47(b)
     October 31                                     115,426       20,250                 423(b)          .04(b)         .04(b)

(a)  See Note 2 of the Notes to Consolidated Financial Statements.
(b)  See Note 14 of the Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        INAPPLICABLE.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   IDENTIFICATION OF DIRECTORS
      Incorporated by reference from pages 2-3 of the Proxy Statement section entitled "Election of Directors."

(b)   IDENTIFICATION OF EXECUTIVE OFFICERS
      Below are the names, ages and titles of the persons who serve as executive officers of McWhorter:


      Name                      Age                           Positions
      ----                      ---                           ---------
John R. Stevenson                57        Chairman
Jeffrey M. Nodland               44        President and Chief Executive Officer
Kevin W. Brolsma                 45        Vice President
Louise M. Tonozzi-Frederick      43        Vice President, Chief Financial Officer and
                                             Treasurer
Warren B. Grayson                49        Vice President, General Counsel and
                                             Secretary
Donald J. Crawford, Jr.          47        Vice President, Global Coating Resins
Douglas J. Graff                 48        Vice President, Composite Polymers
Doug R. Rahrig                   48        Vice President, Global Technical Marketing

JOHN R. STEVENSON is Chairman of the Company. Mr. Stevenson was Chairman and Chief Executive Officer of the Company from January 1997 to January 1999. Mr. Stevenson was President and Chief Executive Officer of the Company from February 1994 to December 1996. Previously he held the position of Vice President, Special Products Group and Administration of Valspar beginning in August 1992 and Vice President, Administration of Valspar beginning in February, 1991.

JEFFREY M. NODLAND is President and Chief Executive Officer of the Company. Prior to being named to his current position in February 1999, Mr. Nodland was President and Chief Operating Officer of the Company beginning in January 1997. Mr. Nodland was Executive Vice President, Chief Operating Officer, and Secretary of the Company from May 1995 to January 1997. Previously he held the position of Senior Vice President, Chief Financial Officer, Secretary, and Treasurer of the Company beginning in February 1994, and President of McWhorter, Inc. beginning in June 1991.

KEVIN W. BROLSMA is Vice President responsible for special projects. Prior to being named to his current position in October 1999, Mr. Brolsma was Vice President, Global Operations beginning in February 1999 and Vice President, Acquisitions Integration/Environment, Health, and Safety beginning in August 1997. Mr. Brolsma was Vice President, Powder from May 1996 to August 1997 and Vice President, Operations from February 1994 to April 1996. Previously he was the General Manager of the Southeast Region of the Resin Products Division of Cargill beginning in January 1990. From January 1988 to December 1989, Mr. Brolsma was the National Accounts Manager and General Sales Manager of the Resin Products Division.

LOUISE M. TONOZZI-FREDERICK is Vice President, Chief Financial Officer and Treasurer of the Company. Prior to being named to her current position, Ms. Tonozzi-Frederick was Treasurer and Controller from May 1995 to September 1996. She was Controller from May 1994 to May 1995. Prior to May 1995, Ms. Tonozzi-Frederick held various financial positions with Mallinkrodt Group, Inc. for several years, most recently as Assistant Controller.

WARREN B. GRAYSON is Vice President, General Counsel and Secretary. Prior to joining the Company in May 1999, Mr. Grayson was Assistant General Counsel of Monsanto Company beginning in 1989. Mr. Grayson held the position of Division General Counsel for Carson Pirie Scott & Company from 1980 to 1989.

DONALD J. CRAWFORD, JR. is Vice President, Global Coating Resins. Prior to joining the Company in January 1999, Mr. Crawford was Vice President and General Manager for North America for Betz Dearborn Inc. beginning in 1996. Mr. Crawford held various positions with Betz Dearborn Inc. for twenty years, most recently as Vice President and General Manager.

DOUGLAS J. GRAFF is Vice President, Composite Polymers of the Company. Prior to his current position, Mr. Graff held the position of Assistant Vice President and General Manager of the West Region of the Resin Products Division of Cargill beginning in October 1981. Mr. Graff has held various positions with Cargill since July 1973.

DOUGLAS B. RAHRIG is Vice President, Global Technical Marketing. Prior to being named to his current position in May 1999, Mr. Rahrig was Vice President, Technology beginning in February 1994. Mr. Rahrig was Department Manager of the Technology Department of S.C. Johnson & Son, Inc. beginning in February 1993. Mr. Rahrig has held various technical and management positions with S.C. Johnson & Son, Inc. since 1985.

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



   Exhibit                                                                        Incorporated Herein
   Number                            Description                                   by Reference to
--------------- ----------------------------------------------------------------------------------------------------
3.1             Certificate of Incorporation, as amended           Form 10-K Registration Statement for the fiscal
                                                                   year ended October 31, 1994

3.2             By-Laws, as amended                                Form 10-K Registration Statement for the fiscal
                                                                   year ended October 31, 1996

4.1             Form of Common Stock Certificate                   Form 10-K Registration Statement for the fiscal
                                                                   year ended October 31, 1994

4.2             Rights Agreement                                   Form 10-K Registration Statement for the fiscal
                                                                   year ended October 31, 1994

4.2.1           First Amendment to Rights Agreement                Form 10-K for the quarterly period ended April
                                                                   30, 1999

4.2.2           Second Amendment to Rights Agreement               Form 10-Q for the quarterly period ended July
                                                                   31, 1999.

10.1            Distribution Agreement                             Form S-1 Registration Statement (Registration
                                                                   No. 33-75726) originally filed on February 25,
                                                                   1994

10.2            Environmental Matters Agreement                    Form S-1 Registration Statement (Registration
                                                                   No. 33-75726) originally filed on February 25,
                                                                   1994

10.3            Amended and Restated Technology License Agreement  Form 10-K Registration Statement for the fiscal year ended October 31, 1994



Exhibit                                                                                 Incorporated Herein
Number          Description                                                               by Reference to
-----------------------------------------------------------------------------------------------------------------------
10.4       Tax Sharing Agreement                                         Form S-1 Registration Statement
                                                                         (Registration No. 33-75726) originally filed
                                                                         on February 25, 1994

10.5       Amended and Restated Master                                   Form 10-K Registration Statement for
           Tolling Agreement                                             the fiscal year ended October 31, 1994

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

10.9       Employee Stock Ownership Plan and Trust                       Form 10-K Registration Statement for the
                                                                         fiscal year ended October 31, 1994

10.9.1     Amendment to Employee Stock Ownership Trust                   Form 10-K Registration Statement for the
                                                                         fiscal year ended October 31, 1998

10.10      Employee 401(k) Savings Plan and Trust                        Form 10-K Registration Statement for the
                                                                         fiscal year ended October 31, 1994

10.10.1    Amendment to 401(k) Savings Plan Trust                        Form 10-K Registration Statement for the
                                                                         fiscal year ended October 31, 1998

10.11      Sale and Purchase of Assets Agreement between                 Registration Statement on Form 10
           Cargill, Incorporated and McWhorter, Inc. dated               (File No. 1-12638) filed on December 3, 1993
           as of May 19, 1993, as subsequently modified
           and amended

10.12      Agreement Containing Consent Order executed as of             Registration Statement on Form 10
           September 30, 1993 by the Federal Trade Commission,           (File No. 1-12638) filed on December 3, 1993
           The Valspar Corporation and McWhorter, Inc.

10.16.2    Indemnification Agreement dated November 12, 1998             Form 10-K Registration Statement for
           between McWhorter Technologies, Inc. and John R.              the fiscal year ended October 31, 1998
           Stevenson




   Exhibit                                                                              Incorporated Herein
    Number                            Description                                         by Reference to
--------------- -------------------------------------------------------- --------------------------------------------------
10.17           Indemnification Agreement dated May 17, 1995 between     Form 10-Q for the quarterly period ended April
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

                                                                            41


   Exhibit                                                                              Incorporated Herein
    Number                            Description                                         by Reference to
--------------- -------------------------------------------------------- --------------------------------------------------
10.23.1         Amendment to Indemnification Agreement dated December    Form 10-Q for the quarterly period ended July
                13, 1995 between McWhorter Technologies, Inc. and John   31, 1996
                G. Johnson, Jr.

10.23.5 Indemnification Agreement dated February 18, 1999 between McWhorter Technologies, Inc. and David I.
                Barton.

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


   Exhibit                                                                              Incorporated Herein
    Number                            Description                                         by Reference to
-------------------------------------------------------------------------------------------------------------------------
10.40           Change of Control Agreement dated February 17, 1999      Form 10-Q for quarterly period ended April 30,
                between McWhorter Technologies, Inc. and Jeffrey M.      1999
                Nodland

10.41           Change of Control Agreement dated February 17, 1999      Form 10-Q for quarterly period ended April 30,
                between McWhorter Technologies, Inc. and Louise M.       1999
                Tonozzi-Frederick

10.42           Change of Control Agreement dated February 17, 1999      Form 10-Q for quarterly period ended April 30,
                between McWhorter Technologies, Inc. and Douglas B.      1999
                Rahrig

10.43           Change of Control Agreement dated February 17, 1999      Form 10-Q for quarterly period ended April 30,
                between McWhorter Technologies, Inc. and Douglas J.      1999
                Graff

10.44           Change of Control Agreement dated February 17, 1999      Form 10-Q for quarterly period ended April 30,
                between McWhorter Technologies, Inc. and Patrick T.      1999
                Heffernan

10.45           Change of Control Agreement dated February 17, 1999      Form 10-Q for quarterly period ended April 30,
                between McWhorter Technologies, Inc. and Donald J.       1999
                Crawford, Jr.

10.46           Change of Control Agreement dated May 1, 1999 between    Form 10-Q for quarterly period ended April 30,
                McWhorter Technologies, Inc. and Warren B. Grayson       1999

10.47           Change of Control Agreement dated February 17, 1999      Form 10-Q for quarterly period ended July 31,
                between McWhorter Technologies, Inc. and Kevin W.        1999
                Brolsma

21.1            Subsidiaries of Registrant

23.1            Consent of Independent Auditors

27.1            Financial Data Schedules

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            McWHORTER TECHNOLOGIES, INC.
January 27, 2000
                                            By:   /s/ John R. Stevenson
                                               ------------------------------
                                                  JOHN R. STEVENSON
                                                  Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   /s/ John R. Stevenson                                                                January 27, 2000
------------------------------------------------------------
JOHN R. STEVENSON
Chairman

   /s/ Jeffrey M. Nodland                                                               January 27, 2000
------------------------------------------------------------
JEFFREY M. NODLAND
President, Chief Executive Officer, and Director (Principal Executive Officer)

   /s/ Louise M. Tonozzi-Frederick                                                      January 27, 2000
------------------------------------------------------------
LOUISE M. TONOZZI-FREDERICK
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

   /s/ D. George Harris                                                                 January 27, 2000
-------------------------------------------------------------
D. GEORGE HARRIS
Director

   /s/ David I. Barton                                                                  January 27, 2000
------------------------------------------------------------
DAVID I. BARTON
Director

   /s/ Edward M. Giles                                                                  January 27, 2000
------------------------------------------------------------
EDWARD M. GILES
Director

   /s/ Heinn F. Tomfohrde, III                                                          January 27, 2000
------------------------------------------------------------
HEINN F. TOMFOHRDE, III
Director

   /s/ John G. Johnson, Jr.                                                             January 27, 2000
-----------------------------------------------------------
JOHN G. JOHNSON, JR.
Director