Form 10-Q
period 2000-01-31
MCWHORTER TECHNOLOGIES INC /DE/
filed 2000-02-25
CIK 915775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(mark one)
      /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

      / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 1-12854

                          MCWHORTER TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    36-3919940
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)


         400 EAST COTTAGE PLACE                         847-428-2657
      CARPENTERSVILLE, ILLINOIS 60110          (Registrant's telephone number
  (Address of principal executive offices,           including area code)
         including zip code)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of January 31, 2000, 9,950,685 shares of common stock were outstanding.

PART  I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying interim financial statements of McWhorter Technologies, Inc. (the Company or McWhorter) do not include all disclosures normally provided in annual financial statements. These financial statements are unaudited but include all adjustments that McWhorter's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the year. The financial statements and the accompanying discussion and analysis of results of operations and financial condition should be read in conjunction with the financial statements and notes contained in McWhorter's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. All references to years are to fiscal years ended October 31. Unless otherwise stated, per share information is on a diluted basis.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)


                                                                       Quarter Ended January 31,
                                                                  -------------------------------------
                                                                         2000                1999
                                                                  -------------------- ----------------
               Net sales                                             $        103,299     $      96,235
               Costs and expenses:
                    Cost of sales                                              90,128            81,566
                    Research                                                    2,923             2,865
                    Selling, general and administrative                         7,428             7,843
                    Other income, net                                            (111)              (67)
                                                                     ----------------     -------------
               Income from operations                                           2,931             4,028
               Interest expense, net                                            2,130             1,981
                                                                     ----------------     -------------
               Income before income taxes                                         801             2,047
               Income tax expense                                                 328               839
                                                                     ----------------     -------------
               Net income                                            $            473     $       1,208
                                                                     ================     =============
               Earnings per share - basic (Note 1)                   $            .05     $         .12
                                                                     ================     =============
               Earnings per share - diluted (Note 1)                 $            .05     $         .12
                                                                     ================     =============


                 See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)


                                                                         January 31,           October 31,            January 31,
                                                                            2000                   1999                  1999
                                                                         ---------------------------------------------------------
ASSETS
Current assets:
    Cash                                                                  $   9,042              $   3,665             $   5,736
    Accounts receivable                                                      72,489                 82,174                72,047
    Inventories (Note 2)                                                     46,213                 42,243                42,670
    Other current assets                                                     10,525                 12,404                12,865
                                                                          ---------              ---------             ---------
                                                                            138,269                140,486               133,318
Property, plant and equipment                                               225,434                220,307               201,644
    Accumulated Depreciation                                                (76,585)               (73,184)              (61,951)
                                                                          ---------              ---------             ---------
    Net property, plant and equipment                                       148,849                147,123               139,693
Intangibles, net                                                             67,980                 71,176                75,336
Other assets                                                                  3,651                  3,277                 7,905
                                                                          ---------              ---------             ---------
                                                                          $ 358,749              $ 362,062             $ 356,252
                                                                          =========              =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                                       $  18,220              $  16,549             $  22,233
    Trade accounts payable                                                   52,657                 54,052                47,565
    Accrued liabilities                                                      12,757                 14,848                15,004
                                                                          ---------              ---------             ---------
                                                                             83,634                 85,449                84,802
Long-term debt, less current portion                                        134,975                134,036               130,760
Deferred income taxes                                                        24,560                 25,130                24,890
Accrued environmental liabilities                                             1,425                  1,425                 1,445
Other liabilities                                                             5,057                  4,859                 5,687
Shareholders' equity:
    Common stock (par value $.01 per share;
       authorized 30,000,000 shares; issued 10,871,193 shares
       at January 31, 2000 and October 31, 1999, and 10,965,547
       at January 31, 1999)                                                     109                    109                   110
    Additional paid-in capital                                                9,745                  9,748                11,111
    Retained earnings                                                       118,198                117,725               107,032
    Accumulated other comprehensive income (loss)                            (4,917)                (2,288)                1,762
    Treasury stock, at cost (920,508 shares at January 31,
       2000,  925,008 shares at October 31, 1999, and
      618,218 shares at January 31, 1999)                                   (14,523)               (14,593)              (10,082)
    Other                                                                       486                    462                (1,265)
                                                                          ---------              ---------             ---------
                                                                            109,098                111,163               108,668
                                                                          ---------              ---------             ---------
                                                                          $ 358,749              $ 362,062             $ 356,252
                                                                          =========              =========             =========

                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                                                                  Accumulated
                                                         Additional                  Other                                Total
                                              Common       Paid-in     Retained   Comprehensive    Treasury            Shareholders'
                                               Stock       Capital     Earnings   Income (Loss)     Stock     Other       Equity
                                          -----------------------------------------------------------------------------------------
Balance at October 31, 1998                 $    110      $  10,931    $105,824      $  2,381     $(10,471)  $(1,331)    $ 107,444
    Net income                                                           11,901                                             11,901
    Currency translation adjustments                                                   (4,669)                              (4,669)
                                                                                                                         ---------
    Comprehensive income(loss)                                                                                               7,232
                                                                                                                         ---------
    Issuance of common stock for
       restricted stock awards                                  179                                    504                     683
    Forfeitures of restricted
       stock awards                               (1)        (1,462)                                  (264)    1,727
    Deferred compensation stock plan                             13                                    (17)       66            62
    Exercise of stock options                                    87                                     31                     118
    Purchase of treasury stock                                                                      (4,376)                 (4,376)
                                                ----      ---------    --------      --------     --------   -------     ---------
Balance at October 31, 1999                     $109      $   9,748    $117,725      $ (2,288)    $(14,593)  $   462     $ 111,163
    Net income                                                              473                                                473
    Currency translation adjustments                                                   (2,629)                              (2,629)
                                                                                                                            ------
    Comprehensive income(loss)                                                                                              (2,156)
                                                                                                                            ------
    Issuance of common stock for
       restricted stock awards                                   (3)                                    70        24            91
                                                ----      ---------    --------      --------     --------   -------     ---------
Balance at January 31, 2000                     $109      $   9,745    $118,198      $ (4,917)    $(14,523)  $   486     $ 109,098
                                                ====      =========    ========      ========     ========   =======     =========

                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                   Quarter Ended January 31,
                                                                                ------------------------------
                                                                                  2000                   1999
                                                                                --------               -------
OPERATING ACTIVITIES
Net income                                                                      $    473               $  1,208
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                                 4,371                  4,505
     Deferred income taxes                                                           (51)                  (232)
     Other, net                                                                     (136)                  (101)
     Changes in working capital:
        Accounts receivable                                                        9,024                 10,332
        Inventories                                                               (4,455)                (2,669)
        Trade accounts payable and accrued liabilities                            (3,142)                (3,287)
        Other current assets                                                        (538)                (1,035)
                                                                                --------               --------
Net cash provided by operating activities                                          5,546                  8,721

INVESTING ACTIVITIES
Capital expenditures                                                              (7,973)                (3,370)
Sale of interest in joint venture                                                  1,400
Other, net                                                                         2,045                    (49)
                                                                                --------               --------
Net cash used by investing activities                                             (4,528)                (3,419)

FINANCING ACTIVITIES
Increase (decrease) in debt, net                                                   4,359                 (3,587)
Other, net                                                                                                  (78)
                                                                                --------               --------
Net cash provided (used) by financing activities                                   4,359                 (3,665)

Increase in cash                                                                   5,377                  1,637
Cash at beginning of period                                                        3,665                  4,099
                                                                                --------               --------
Cash at end of period                                                           $  9,042               $  5,736
                                                                                ========               ========

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   EARNINGS PER SHARE

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

                                                                      Quarter Ended January 31,
                                                                      -------------------------
     IN THOUSANDS                                                         2000           1999
     ------------------------------------------------------------------------------------------
     Basic weighted average shares                                        10,009        10,290
     Stock equivalents                                                        36            95
     ------------------------------------------------------------------------------------------
     Diluted weighted average shares                                      10,045        10,385
     =========================================================================================


2.   INVENTORIES

     The major classes of inventories were:

                                                     January 31,     October 31,    January 31,
     IN THOUSANDS                                       2000             1999          1999
     ------------------------------------------------------------------------------------------
     Manufactured products                            $  29,685        $  26,057     $  28,793

     Raw materials, supplies and work-in-process         16,528           16,186        13,877
     ------------------------------------------------------------------------------------------
                                                      $  46,213        $  42,243     $  42,670
     ==========================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1999. This standard requires disclosure of segment information using the management approach, or the basis used internally to evaluate operating performance and to decide resource allocations.

McWhorter is a global specialty chemical company that manufactures and sells a broad range of resins and dispersed pigments used in the coatings and reinforced fiberglass plastics industries. The Company has two reportable segments: Coating Resins and Colorants, and Composite Polymers. The Company's liquid coating resins, powder coating resins, and colorants product lines are aggregated in the Coating Resins and Colorants segment. The Coating Resins and Colorants segment manufactures and sells resins and dispersed pigments used in the industrial and consumer paints and coatings industry. The Composite Polymers segment manufactures and sells resins used in the reinforced fiberglass plastics industry. Segment information for the comparative quarters was:



                                         Quarter Ended January 31,
                                         -------------------------
IN THOUSANDS                               2000           1999
------------------------------------------------------------------
NET SALES
Coating Resins and Colorants             $ 82,006       $ 78,183
Composite Polymers                         21,293         18,052
------------------------------------------------------------------
Consolidated                             $103,299       $ 96,235
==================================================================
OPERATING INCOME
Coating Resins and Colorants             $  2,842       $  3,564
Composite Polymers                          2,293          3,136
Corporate net expenses and other           (2,204)        (2,672)
------------------------------------------------------------------
Consolidated                             $  2,931       $  4,028
==================================================================


RESULTS OF OPERATIONS

Consolidated net sales in the first quarter of 2000 increased to $103.3 million from $96.2 million in the same period in 1999, an increase of 7 percent. Double-digit volume growth in the Company's powder coating resins, colorants, and composite polymers product lines and strong single-digit volume growth in the liquid coating resins product line resulted in the net sales increase. Foreign exchange rate differences negatively impacted quarter net sales comparisons by 3 percent. Selling price reductions and sales mix had a negative 2 percent impact on the quarter net sales comparisons.

Consolidated gross margins were 12.8 percent in first quarter of 2000 compared to 15.2 percent a year ago. Lower margins in the first quarter of 2000 were primarily the result of rising raw material costs. The Company has implemented selling price increases for all of its product lines, but these increases have lagged the raw material cost increases. The Company expects raw material costs to continue to increase through the second quarter and then stabilize in the second half of the year. Higher manufacturing costs associated with the Chicago Heights, Illinois facility closure and the resourcing of powder coating resins manufacturing from Carpentersville, Illinois to Columbus, Georgia also contributed to the unfavorable margin comparison. The Company expects to recognize some benefit of these cost reduction efforts in the second half of 2000 and full benefit in 2001.

Net sales for the Coating Resins and Colorants segment were $82.0 million in the first quarter of 2000 versus $78.2 million in the same period in 1999, an increase of 5 percent. Strong volume growth in all of the segment's product lines led to the increase. Foreign exchange rate differences negatively impacted quarter net sales comparisons by 3 percent.

Operating margins for the Coating Resins and Colorants segment were 3.5 percent and 4.6 percent in the first quarter of 2000 and 1999, respectively. Higher raw material costs were the primary reason for the margin decline. Higher manufacturing costs also contributed to the unfavorable margin comparison.

Net sales for the Composite Polymers segment were $21.3 million in the first quarter of 2000 versus $18.1 million in the same period a year ago, an increase of 18%. Double-digit volume growth resulted in the increase.

Operating margins for the Composite Polymers segment were 10.8 percent and 17.4 percent in the first quarter of 2000 and 1999, respectively. Higher raw material costs, particularly the cost of styrene, caused the margin decrease. The Company anticipates continued increases in the cost of styrene through the second quarter. The Company expects planned second quarter selling price increases to partially offset higher raw material costs.

Corporate net expenses and other decreased to $2.2 million in the first quarter of 2000 from $2.7 million in the first quarter of 1999. Lower administration costs in North America in the first quarter of 2000 and a favorable foreign exchange rate impact resulted in the reduction in expense.

Net interest expense was $2.1 million in the first quarter of 2000 compared to $2.0 million in the same period last year. Higher interest rates in the first quarter of 2000 resulted in the increase.

The effective tax rate for the first quarter in 2000 and 1999 was 41%.

Net income for the first quarter of 2000 was $.5 million, or $.05 per share, compared to $1.2 million, or $.12 per share, in the same period last year.

FINANCIAL CONDITION

At January 31, 2000, the Company's net working capital was $54.6 million and the current ratio was 1.7 compared to net working capital of $55.0 million and a current ratio of 1.6 at October 31, 1999. At January 31, 1999, the Company's net working capital was $48.5 million and the current ratio was 1.6. Cash provided by operations was $5.5 million in the first quarter of 2000 compared to $8.7 million in the first quarter of 1999. Lower net income and higher volume-related inventory levels resulted in the decrease.

Investing activities used cash of $4.5 million in the first quarter of 2000 compared to $3.4 million in the same period a year ago. Capital expenditures increased to $8.0 million in the first quarter of 2000 compared to $3.4 million last year's first quarter. First quarter 2000 capital expenditures were primarily for capacity expansion in composite polymers, powder coating resins, and water-based liquid coating resins, the implementation of an Enterprise Resource Planning (ERP) package, and the construction of a pilot facility. First quarter 1999 capital expenditures were primarily for the implementation of the ERP package, capacity expansion, and productivity improvements. Capital spending for 2000 is expected to be approximately $20.0 million. Sale of interest in joint venture, for the first quarter of 2000, includes the receipt of a $1.4 million payment related to the final settlement from the Company's 1999 sale of its interest in a Chinese joint venture. First quarter 2000 other investing activities include the receipt of a $2.2 million payment related to the settlement of the escrow established as part of the acquisition of Syntech S.p.A in 1997.

Financing activities provided cash of $4.4 million in the first quarter of 2000 and used cash of $3.7 million in the same period in 1999. The change resulted primarily from working capital requirements and the additional capital expenditures in 2000. Debt as a percentage of invested capital was 58.4% at January 31, 2000 compared to 57.5% at October 31, 1999 and 58.5% at January 31, 1999. Total debt increased to $153.2 million at January 31, 2000 compared to $150.6 million at October 31, 1999 and $153.0 at January 31, 1999.

The Company has a $150 million unsecured revolving credit facility that terminates on July 30, 2002. At January 31, 2000, $19.9 million was available under this facility. The Company's European subsidiaries, primarily the Italian subsidiary, have short-term lines of credit that are cancellable at any time in the amount of $23.3 million of which $13.4 million was available for future use at January 31, 2000. These credit facilities and internally generated funds are expected to be adequate to finance the Company's capital expenditures and other operating requirements.

Under a resolution adopted by the Board of Directors in May 1999, the Company is authorized to repurchase 500,000 shares of its common stock. Under this resolution, which expires in May 2000, repurchases of 32,000 shares have been made as of January 31, 2000. No repurchases were made in the first quarter of 2000.

With respect to environmental liabilities, management reviews each facility, taking into consideration the numerous factors that influence the costs that will likely be incurred. Reserves are adjusted as additional information becomes available to better estimate the total remediation costs at individual sites. While uncertainties exist with respect to the amounts and timing of McWhorter's ultimate environmental liabilities, management believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT - AMENDMENT

Management's discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, expenditures, costs, cost reductions or savings, cash flow, and operating improvements, and are indicated by words such as "believes", "expects", "anticipates", and similar words and phrases. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from expected results, including but not limited to the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on the Company's order rates and product sale prices; McWhorter's ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of McWhorter's capacity and the effect of capacity utilization on McWhorter's costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on January 27, 2000.


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.   None.


ITEM 2.  CHANGES IN SECURITIES.   Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    None.


ITEM 5.  OTHER INFORMATION:   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits:

             27.1      Financial Data Schedule for the first quarter of 2000

         (b) No reports on Form 8-K were filed during the first quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        McWhorter Technologies, Inc.


                                        /s/ Louise M. Tonozzi-Frederick
                                        -------------------------------
                                        Louise M. Tonozzi-Frederick
                                        Vice President and Chief
                                           Financial Officer

Date: February 25, 2000