Form 10-Q
period 2000-04-30
MCWHORTER TECHNOLOGIES INC /DE/
filed 2000-06-02
CIK 915775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSITION PERIOD FROM ____ TO ____

Commission file number 1-12854

McWhorter Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3919940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 East Cottage Place
Carpentersville, Illinois 60110	847-428-2657
(Address of principal executive offices, including zip code)	(Registrant s telephone number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. XX Yes No

As of May 31, 2000, 9,950,845 shares of common stock were outstanding.

PART  I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim financial statements of McWhorter Technologies, Inc. (the Company or McWhorter) do not include all disclosures normally provided in annual financial statements. These financial statements are unaudited but include all adjustments that McWhorter s management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the year. The financial statements and the accompanying discussion and analysis of results of operations and financial condition should be read in conjunction with the financial statements and notes contained in McWhorter s Annual Report on Form 10-K for the fiscal year ended October 31, 1999. All references to years are to fiscal years ended October 31. Unless otherwise stated, per share information is on a diluted basis.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	April 30,		April 30,
	2000	1999	2000	1999
Net sales	$ 123,306	$ 113,494	$ 226,605	$ 209,729
Costs and expenses:
Cost of sales	106,361	94,434	196,489	176,000
Research	3,044	3,113	5,967	5,978
Selling, general and administrative	8,691	7,686	16,119	15,529
Other (income) expense, net	(418)	44	(529)	(23)
Income from operations	5,628	8,217	8,559	12,245
Interest expense, net	2,248	2,025	4,378	4,006
Income before income taxes	3,380	6,192	4,181	8,239
Income tax expense	1,386	2,539	1,714	3,378
Net income	$ 1,994	$ 3,653	$ 2,467	$ 4,861
Earnings per share - basic (Note 1)	$ .20	$ .36	$ .25	$ .47
Earnings per share - diluted (Note 1)	$ .20	$ .36	$ .25	$ .47

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 30, 2000	October 31, 1999	April 30, 1999
Assets
Current assets:
Cash	$ 2,736	$ 3,665	$ 3,961
Accounts receivable	86,715	82,174	79,214
Inventories (Note 2)	47,254	42,243	41,666
Other current assets	8,349	12,404	12,111
	145,054	140,486	136,952
Property, plant and equipment	231,666	220,307	202,340
Accumulated depreciation	(80,290)	(73,184)	(65,246)
Net property, plant and equipment	151,376	147,123	137,094
Intangibles, net	71,002	71,176	72,520
Other assets	3,551	3,277	7,623
	$ 370,983	$ 362,062	$ 354,189
Liabilities and Shareholders Equity
Current liabilities:
Short-term debt	$ 13,613	$ 16,549	$ 20,438
Trade accounts payable	66,999	54,052	48,520
Accrued liabilities	14,243	14,848	12,833
	94,855	85,449	81,791
Long-term debt, less current portion	138,419	134,036	136,487
Deferred income taxes	23,062	25,130	24,196
Accrued environmental liabilities	655	1,425	1,230
Other liabilities	5,025	4,859	5,531
Shareholders equity:
Common stock (par value $.01 per share, authorized 30,000,000 shares; issued 10,871,193 shares at April 30, 2000 and October 31, 1999, and 10,965,547 shares at April 30, 1999)	109	109	110
Additional paid-in capital	9,745	9,748	11,111
Retained earnings	120,192	117,725	110,685
Accumulated other comprehensive income (loss)	(7,042)	(2,288)	(1,883)
Treasury stock, at cost (920,508 shares at April 30, 2000, 925,008 shares at October 31, 1999, and 873,918 shares at April 30, 1999)	(14,523)	(14,593)	(13,804)
Other	486	462	(1,265)
	108,967	111,163	104,954
	$ 370,983	$ 362,062	$ 354,189

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
(In thousands)
(Unaudited)
				Accumulated
		Additional		Other			Total
	Common	Paid-in	Retained	Comprehensive	Treasury		Shareholders
	Stock	Capital	Earnings	Income(Loss)	Stock	Other	Equity
Balance at October 31, 1998	$ 110	$ 10,931	$ 105,824	$ 2,381	$ (10,471)	$ (1,331)	$ 107,444
	Net income		11,901				11,901
	Translation adjustments			(4,669)			(4,669)
	Comprehensive income(loss)						7,232
	Issuance of common stock for
	restricted stock awards	179			504		683
	Forfeitures of restricted
	stock awards (1)	(1,462)			(264)	1,727	-
	Deferred compensation plan	13			(17)	66	62
	Exercise of stock options	87			31		118
	Purchase of treasury shares				(4,376)		(4,376)
Balance at October 31, 1999	$ 109	$ 9,748	$ 117,725	$ (2,288)	$ (14,593)	$ 462	$ 111,163
	Net income		2,467				2,467
	Translation adjustments			(4,754)			(4,754)
	Comprehensive income(loss)						(2,287)
	Issuance of common stock for
	restricted stock awards	(3)			70	24	91
Balance at April 30, 2000	$ 109	$ 9,745	$ 120,192	$ (7,042)	$ (14,523)	$ 486	$ 108,967

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended April 30,
	2000	1999
Operating Activities
Net income	$ 2,467	$ 4,861
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	8,940	8,883
Deferred income taxes	384	(163)
Other, net	(23)	290
Changes in working capital:
Accounts receivable	(6,705)	1,085
Inventories	(5,838)	(2,254)
Trade accounts payable and accrued liabilities	13,111	(2,891)
Other current assets	168	(412)
Net cash provided by operating activities	12,504	9,399

Investing Activities
Capital expenditures	(16,290)	(7,867)
Acquisition spending	(4,730)
Sale of interest in joint venture	1,400
Other, net	1,951	117
Net cash used by investing activities	(17,669)	(7,750)

Financing Activities
Increase in debt, net	4,236	2,014
Purchase of treasury stock		(3,801)
Net cash (used) provided by financing activities	4,236	(1,787)

Decrease in cash	(929)	(138)
Cash at beginning of period	3,665	4,099
Cash at end of period	$ 2,736	$ 3,961

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Quarter ended April 30,		Six months ended April 30,
in thousands	2000	1999	2000	1999
Basic weighted average shares	10,011	10,177	10,010	10,237
Stock equivalents	34	32	34	60
Diluted weighted average shares	10,045	10,209	10,044	10,297

  INVENTORIES

The major classes of inventories were:

in thousands	April 30, 2000	October 31, 1999	April 30, 1999
	Manufactured products	$ 30,741	$ 26,057	$ 27,453
	Raw materials, supplies and work-in-process	16,513	16,186	14,213
	$ 47,254	$ 42,243	$ 41,666

ITEM 2.    MANAGEMENT S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Segment Information

The Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1999. This standard requires disclosure of segment information using the management approach, or the basis used internally to evaluate operating performance and to decide resource allocations.

McWhorter is a global specialty chemical company that manufactures and sells a broad range of resins and dispersed pigments used in the coatings and reinforced fiberglass plastics industries. The Company has two reportable segments: Coating Resins and Colorants, and Composite Polymers. The Company s liquid coating resins, powder coating resins, and colorants product lines are aggregated in the Coating Resins and Colorants segment. The Coating Resins and Colorants segment manufactures and sells resins and dispersed pigments used in the industrial and consumer paints and coatings industry. The Composite Polymers segment manufactures and sells resins used in the reinforced fiberglass plastics industry. Segment information for the comparative quarters was:

	Quarter ended April 30,		Six months ended April 30,
in thousands	2000	1999	2000	1999
Net Sales
Coating Resins and Colorants	$ 98,612	$ 91,226	$ 180,618	$ 169,409
Composite Polymers	24,694	22,268	45,987	40,320
Consolidated	$ 123,306	$ 113,494	$ 226,605	$ 209,729

Operating Income
Coating Resins and Colorants	$ 5,528	$ 7,239	$ 8,370	$ 10,803
Composite Polymers	2,936	3,950	5,229	7,086
Corporate net expenses and other	(2,836)	(2,972)	(5,040)	(5,644)
Consolidated	$ 5,628	$ 8,217	$ 8,559	$ 12,245

Results of Operations

Consolidated net sales in the second quarter of 2000 increased to $123.3 million from $113.5 million in the same period in 1999, an increase of 8.6 percent. For the first six months of 2000, net sales increased 8.0 percent to $226.6 million from $209.7 million in the same period last year. Excluding exchange impact and the February 2000 acquisition of the European Coating Resins business of Dyno ASA, Norway (Dyno), sales grew 10.3 percent in the quarter and 10.2 percent year-to-date. The increase in net sales resulted from higher volumes due to strong market conditions across Europe and successful new business development efforts.

Consolidated gross margins were 13.7 percent in the second quarter of 2000 compared to 16.8 percent a year ago. For the first six months of 2000, gross margins decreased to 13.3 percent from 16.1 percent in the comparable period last year. Excluding exchange impact, 2000 consolidated gross margins were 13.7 percent in the quarter and 13.3 percent year-to-date. Margins were negatively affected by selling price increases lagging raw material cost increases and higher manufacturing costs in the United States.

Raw material costs are expected to increase in the third quarter with stability expected in the fourth quarter. The Company will pursue selling price increases in the affected products, but such increases will continue to lag the raw material cost increases. European margins were favorably impacted from better absorption and inclusion of Dyno.

Net sales for the Coating Resins and Colorants segment were $98.6 million in the second quarter of 2000 versus $91.2 million in the same period in 1999, an increase of 8.1 percent. For the first six months of 2000, net sales increased 6.6 percent to $180.6 million from $169.4 million in the same period last year. Excluding exchange impact and the Dyno acquisition, sales grew 10.2 percent in the quarter and 9.2 percent year-to-date. Strong volume growth in all of the segment s product lines led to the increase.

Operating margins for the Coating Resins and Colorants segment were 5.6 percent and 7.9 percent in the second quarters of 2000 and 1999, respectively. For the first six months of 2000, operating margins decreased to 4.6 percent from 6.4 percent in the comparable period last year. The lag between selling price increases and raw material cost increases and higher manufacturing costs in North America offset by better absorption in Europe were the primary reasons for the margin decline. The higher manufacturing costs in North America are due to the transition of production at the Chicago Heights facility to Columbus and Carpentersville as part of the previously announced closure of the Chicago Heights facility. Chicago Heights manufacturing costs were $.7 million for the second quarter of 2000 and $1.3 million year-to-date.

Net sales for the Composite Polymers segment were $24.7 million in the second quarter of 2000 versus $22.3 million in the same period a year ago, an increase of 11.0%. For the first six months of 2000, net sales increased 14.1 percent to $46.0 million from $40.3 million in the same period last year. Strong volume growth primarily from new business resulted in the increase.

Operating margins for the Composite Polymers segment were 11.9 percent and 17.7 percent in the second quarters of 2000 and 1999, respectively. For the first six months of 2000, operating margins decreased to 11.4 percent from 17.6 percent in the comparable period last year. Higher raw material costs, particularly the cost of styrene, and higher manufacturing costs caused the margin decrease. Selling price increases are lagging raw material cost increases.

Corporate net expenses and other for the second quarter of 2000 were $2.8 million compared to $3.0 million in the prior year s second quarter. For the first six months of 2000, corporate net expenses and other were $5.0 million compared to $5.6 million in the same period last year. The decrease for the quarter and year-to-date is due to a gain on a derivative transaction, favorable exchange, joint venture losses in 1999, and legal expenses in 1999 offset by Company consulting costs associated with a cost improvement project at our Carpentersville facility and an unfavorable LIFO adjustment. The gain on the derivative transaction relates to the change in the termination date of an interest rate swap agreement. The legal expenses in 1999 were for an arbitration case settled in the Company s favor.

Net interest expense was $2.2 million in the second quarter of 2000 compared to $2.0 million in the prior year s second quarter. For the first six months of 2000, net interest expense was $4.4 million compared to $4.0 million in the prior year. Higher borrowings and higher interest rates in 2000 resulted in the increase. The weighted average interest rate increased to 5.9 percent in the second quarter of 2000 from 5.2 percent in the second quarter of 1999. For the first six months of 2000, the weighted average interest rate was 5.8 percent compared to 5.1 percent in the comparable period last year.

The effective tax rate for the second quarter and first six months of 2000 and 1999 was 41.0 percent.

Net income for the second quarter of 2000 was $2.0 million, or $.20 per share compared to last year s second quarter net income of $3.7 million, or $.36 per share. For the first six months of 2000, net income was $2.5 million, or $.25 per share compared to last year s $4.9 million, or $.47 per share.

Financial Condition

At April 30, 2000 the Company s net working capital was $50.2 million and the current ratio was 1.5 compared to net working capital of $55.0 million and a current ratio of 1.6 at October 31, 1999. At April 30, 1999 the Company s net working capital was $55.2 million and the current ratio was 1.7. In the first six months of 2000, cash provided by operations was $12.5 million compared to cash provided by operations of $9.4 million in the comparable period a year ago. Lower net income, higher accounts payable due to higher purchases to support higher sales and higher raw material costs, offset by higher accounts receivable due to price increases and higher sales and higher inventory due to higher sales and higher raw material costs, contributed to the increase over the prior year.

Investing activities used cash of $17.7 million in the first six months of 2000 and $7.8 million in the same period a year ago. Capital expenditures of $16.3 million in the first six months of 2000 were primarily for capacity expansion in composite polymers, powder coating resins, and water-based liquid coating resins, the implementation of an Enterprise Resource Planning (ERP) package, and the construction of a pilot facility. Capital expenditures of $7.9 million in the first six months of 1999 were primarily for the implementation of the ERP package, capacity expansion, and productivity improvements. Capital spending for 2000 is expected to be approximately $20 million. Acquisition spending of $4.7 million was for the acquisition of Dyno in February 2000. The acquisition included product lines, technology, and market information. Sale of interest in joint venture of $1.4 million in 2000 represents the final payment received from the 1999 sale of the Company s interest in a Chinese joint venture. Other investing activities in 2000 includes $2.2 million received upon the final settlement of the escrow established as part of the acquisition of Syntech S.p.A. in 1997.

Financing activities provided cash of $4.2 million in 2000 compared to cash used of $1.8 million in the comparable period a year ago. Higher borrowings in 2000 to fund the acquisition of Dyno caused the increase. Debt as a percentage of invested capital was 58.3 percent at April 30, 2000 compared to 57.5 percent at October 31, 1999 and 59.9 percent at April 30, 1999. Total debt increased to $152.0 million at April 30, 2000 compared to $150.6 million at October 31, 1999 and decreased compared to $156.9 million at April 30, 1999. There were no treasury stock purchases in 2000 compared to $3.8 million in 1999.

The Company has a $150.0 million unsecured revolving credit facility that terminates on July 30, 2002. At April 30, 2000, approximately $15.7 million was available under this facility. The Company s European subsidiaries, primarily the Italian subsidiary, have short-term lines of credit that are cancelable at any time in the amount of $25.2 million of which $17.8 million was available for future use at April 30, 2000. These credit facilities and internally generated funds are expected to be adequate to finance the Company s capital expenditures and other operating requirements.

With respect to environmental liabilities, management reviews each site, taking into consideration the numerous factors that influence the costs that will likely be incurred. Reserves are adjusted as additional information becomes available to better estimate the total remediation costs at individual sites. While uncertainties exist with respect to the amounts and timing of McWhorter s ultimate environmental liabilities, management believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company s financial condition or results of operations.

Subsequent Events

On May 3, 2000, the Company agreed to be acquired by Eastman Chemical Company (Eastman). Eastman will acquire the shares of McWhorter for approximately $200 million cash. Including debt, the transaction is valued at approximately $355 million.

Cautionary Statement under The Private Securities Litigation Reform Act

Management s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, expenditures, costs, cost reductions or savings, cash flow and operating improvements, and are indicated by words such as "believes", "expects", "anticipates", and similar words and phrases. Such statements are subject to inherent uncertainties and risks which could cause actual results to vary materially from expected results, including but not limited to the following: levels of industrial activity and economic conditions in the U.S. and other countries around the world, pricing pressures and other competitive factors, and levels of capital spending in certain industries, all of which could have a material impact on the Company s order rates and product sale prices; McWhorter s ability to integrate and operate acquired businesses on a profitable basis; the relationship of the U.S. dollar to other currencies and its impact on pricing and cost competitiveness; interest rates; utilization of McWhorter s capacity and the effect of capacity utilization on McWhorter s costs; labor market conditions and raw material costs; developments with respect to contingencies, such as environmental matters and litigation; and other risks detailed from time to time in the Company s filings with the Securities and Exchange Commission.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information relating to market risk since the Company s disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on January 27, 2000.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS. None.

ITEM 2.    CHANGES IN SECURITIES. Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 22, 2000, the annual meeting of stockholders of the Company was held. The following individuals were elected directors at the meeting and the voting results were as follows:

Directors	Votes For	Votes Withheld
David I. Barton	6,849,839	83,180
Edward M. Giles	6,794,247	138,772
D. George Harris	6,849,365	83,654
John G. Johnson, Jr.	6,848,908	84,111
Jeffrey M. Nodland	6,845,314	87,705
John R. Stevenson	6,846,648	86,371
Heinn F. Tomfohrde III	6,849,198	83,821

In addition, the following proposal was submitted to stockholders as described in the Company s Proxy Statement dated January 10, 2000 and was voted upon and approved by the stockholders at the meeting, with the voting results as follows:

Proposal	Votes For	Votes Against	Abstentions
Ratification of Ernst & Young
LLP as auditors	6,874,276	33,972	24,771

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)   Exhibits:

10.48    McWhorter Technologies, Inc. 2000 Long Term Incentive Plan

10.49    Form of McWhorter Technologies, Inc. Key Employee Annual Bonus Plan

27.1     Financial Data Schedule for the second quarter of 2000

(b) No reports on Form 8-K were filed during the second quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McWhorter Technologies, Inc.

/s/ Louise M. Tonozzi-Frederick

Louise M. Tonozzi-Frederick

Vice President and Chief Financial Officer

Date: June 2, 2000